Form 10QSB
period 1996-06-30
SHARON ENERGY LTD
filed 1996-08-05
CIK 844680

- - - -----------------------------------------------------------------------------
- - - -----------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION

                  ------------------------------------

                       WASHINGTON, D.C.  20549

                            FORM 10-QSB

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- - - ---        SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTER ENDED JUNE 30, 1996

                                OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- - - ---         OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO __________

                  Commission File Number:  000-18337

                         SHARON ENERGY LTD.
        (Exact name of registrant as specified in its charter)

BRITISH COLUMBIA, CANADA                            84-0820328
(State of Incorporation)               (I.R.S. Employer Identification No.)

         5995 GREENWOOD PLAZA BLVD., #220, ENGLEWOOD, CO  80111
            (Address of principal executive offices)    (Zip Code)

                          (303) 694-4920
        (Registrant's telephone number, including area code)

                             NO CHANGE
                 (Former name, former address and former
                fiscal year, if changed from last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No
                               ---        ---

As of July 31, 1996, the Registrant had 3,465,100 shares of Common Stock, no par value, outstanding.

- - - -----------------------------------------------------------------------------
- - - -----------------------------------------------------------------------------

                                   PART I

                            FINANCIAL INFORMATION

                       SHARON ENERGY LTD. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     (Unaudited - Expressed in U.S. dollars)

                                                  JUNE 30,    MARCH 31,
ASSETS                                              1996         1996
                                                  --------    ---------
CURRENT ASSETS:
  Cash and cash equivalents                       $172,154     $379,133
  Short term investments                            50,000       53,050
  Accounts receivable                              119,973      124,844
  Prepaid expenses                                   8,873        8,873
                                                ----------   ----------
Total current assets                               351,000      565,900
                                                ----------   ----------
OIL AND GAS PROPERTIES
  Successful efforts method of accounting,
  at cost                                          832,046      793,135
Less--accumulated depreciation, depletion
  and amortization                                (106,336)     (92,336)
                                                ----------   ----------
                                                   725,710      700,799
                                                ----------   ----------
FURNITURE, FIXTURES AND EQUIPMENT
  at cost less accumulated depreciation             24,718       25,765
                                                ----------   ----------
                                                $1,101,428   $1,292,464
                                                ----------   ----------
                                                ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 $57,562   $  103,218
  Advances from industry partners                   33,442       54,850
  Taxes payable                                      8,583       13,682
                                                ----------   ----------
Total current liabilities                           99,587      171,750
                                                ----------   ----------
Deferred tax liability                              58,000       58,000
Deferred rent                                       52,114       53,903

SHAREHOLDER'S EQUITY
Preferred shares, no par value; 2,500,000 shares
  authorized
Common shares, no par value; 10,000,000 shares
  authorized; 3,514,800 shares issued and
  outstanding at June 30, and March 31, 1996,
  respectively                                   1,326,802    1,326,802
Less: treasury stock (49,700 shares at cost)       (49,823)     (49,823)
Retained earnings                                 (385,252)    (268,168)
                                                ----------   ----------
Total shareholders' equity                         891,727    1,008,811
                                                ----------   ----------
                                                $1,101,428   $1,292,464
                                                ----------   ----------
                                                ----------   ----------

                    SEE NOTES TO FINANCIAL STATEMENTS

                                  PART I
                                (CONTINUED)

                           FINANCIAL INFORMATION

                     SHARON ENERGY LTD. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                     (Unaudited-Expressed in U.S. dollars)

                                                      THREE MONTHS ENDED
                                                      JUNE 30,   JUNE 30,
REVENUES                                                1996       1995
                                                      --------   --------
Oil and gas sales                                     $ 83,615   $ 37,771
Sales of oil and gas properties                              0     15,885
Other                                                    3,093     17,355
                                                     ---------  ---------
                                                        86,708     71,011
                                                     ---------  ---------
                                                     ---------  ---------
COSTS AND EXPENSES
Lease operating                                         19,172     18,088
Production taxes                                         3,017      1,711
General and administrative                             139,537     96,439
Depreciation, depletion and amortization                18,139     15,051
Unsuccessful exploration, net                                0    106,043
Geologic, geophysical and delay rental costs            23,832          0
Interest                                                    95          0
                                                     ---------  ---------
                                                       203,792    237,332

Loss from operations                                  (117,084)  (166,321)
Income tax benefit                                           0     56,549
                                                     ---------  ---------
Net loss                                             ($117,084) ($109,772)
                                                     ---------  ---------
                                                     ---------  ---------

Earnings per common share:
    Basic                                               ($0.03)    ($0.03)
    Fully diluted                                       ($0.03)    ($0.03)

Weighted average number of common
    shares outstanding                               3,514,800  3,326,800

                      SEE NOTES TO FINANCIAL STATEMENTS

                                  PART I
                                (CONTINUED)

                          FINANCIAL INFORMATION

                    SHARON ENERGY LTD. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                 (Unaudited - Expressed in U.S. dollars)

                                                        THREE MONTHS ENDED
                                                       JUNE 30,    JUNE 30,
                                                         1996        1995
                                                      ---------   ---------
CASH FROM OPERATING ACTIVITIES:
  Net loss                                            ($117,084)  ($109,772)
  Noncash expenses and revenues included in net loss
    Depreciation, depletion and amortization             18,139      15,051
    Unsuccessful exploration, net                             0     106,043
    Gain on sale of oil and gas property                      0     (15,885)
  decrease in accounts receivable                         4,871      20,225
  (decrease) in accounts payable                        (45,656)   (156,961)
  Deferred tax liability                                      0     (56,549)
  Increase in advances from
      industry participants                             (21,408)     86,821
  (Decrease) in taxes payable                            (5,099)    (11,922)
  Increase in deferred rent                              (1,789)       (329)
  Decrease in other, net                                      0       5,373
                                                      ---------   ---------
        Net cash used for operating activities         (168,026)   (117,905)
                                                      ---------   ---------
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                   0           0
   Repayment of debt                                          0           0
   Purchase of company stock                                  0           0
                                                      ---------   ---------
 Net cash provided by financing activities                    0           0
                                                      ---------   ---------
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas producing activities                      (38,911)   (211,318)
  Proceeds from sales of oil and gas properties               0      35,181
  Acquisition of furniture & equipment                   (3,092)       (839)
  (Purchase) Sale of short term investments               3,050     (10,289)
                                                      ---------   ---------
    Net cash used for investing activities              (38,953)   (187,265)
                                                      ---------   ---------
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (206,979)   (305,170)

CASH AND CASH EQUIVALENTS, beginning of period          379,133     723,444
CASH AND CASH EQUIVALENTS, end of period               $172,154    $418,274


                    SEE NOTES TO FINANCIAL STATEMENTS

                                   NOTES
                             PART I (CONTINUED)
                           FINANCIAL INFORMATION
                    SHARON ENERGY LTD. AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS

Note 1. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and March 31, 1996 of Sharon Energy Ltd. and its subsidiary (the "Company") and the results of its operations and its cash flows for the three month period ended June 30, 1996 and 1995.

          The accounting policies followed by the Company and other relevant financial statement footnotes are set forth in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1996.

Note 2. The results of operations for the three months ended June 30, 1996 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.

Note 3. Basic and fully diluted earnings per share are computed by dividing net income by the summation of the weighted average number of common shares outstanding during the period and the dilutive effect of outstanding stock options. However, in the quarters ended June 30, 1996 and 1995, no consideration was given as their effects would be antidilutive or immaterial.

Note 4. The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada.
          These consolidated financial statements would not be materially different if they had been prepared using generally accepted accounting principles in the United States, except that under U.S. GAAP, the Company was required to adopt Statement Number 109
          ("SFAS 109"), "Accounting For Income Taxes", effective April 1,
          1993. The provisions of SFAS 109 do not comply with GAAP in Canada and have not been adopted by the Company. The difference in accounting methods would result in no impact to the Company's Consolidated Statement of Operations for the three month period ended June 30, 1996. However, for U.S. GAAP purposes, the Company would reflect a deferred tax asset of approximately $296,000 which would be fully reserved for with a valuation allowance as it is more likely than not that the deferred tax asset would not be utilized at June 30, 1996. The net deferred tax asset would consist primarily of carryover statutory depletion and U.S. net operating loss carry-forward.

                                     SCHEDULE C

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital surplus was $251,413 at June 30, 1996 compared to a surplus of $394,150 at March 31, 1996. The Company's working capital decreased due to capital expenditures associated with the Company's exploration programs and a loss from operations more fully described below. In the opinion of management, current cash flow projections indicate the Company can meet its operating overhead and expense requirements.

The timing of most of the Company's capital expenditures is discretionary.
There are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. Presently, the Company is using internally generated cash flow to fund capital expenditures. The level of capital expenditures will vary in future periods depending on the success it experiences in its development and exploratory drilling activities, oil price conditions and other related economic factors. In addition to internally generated cash flow, additional bank debt financing may be used in future periods for oil and gas wells completed on its prospects. Commencing on July 1, 1996, the Company began an offering of up to 2,000,000 shares of its common stock with warrants to purchase up to 1,000,000 shares of its common stock. The common stock is being offered at $.50 U.S. per share and each warrant will be exercisable within one year to purchase one share of common stock at a price of $.70 U.S. per share. The net proceeds to the Company from the sale of the units are estimated to be approximately $900,000 net of commissions if the maximum number of shares are sold. In addition, the Company may receive additional gross proceeds of up to $700,000 upon exercise of the warrants issued in connection with the offering, assuming the maximum number of units are sold. The net proceeds of this offering will be used to drill and complete up to ten oil and gas wells and for exploration and land acquisition costs applicable to the Company's California exploration activities. It is not possible at this time to predict how much capital will be raised from this offering.


FINANCIAL RESULTS

During the first quarter ended June 30, 1996, the Company experienced an increase in oil and gas revenues as compared to the prior year quarter due to the addition of several producing wells and higher oil and gas prices compared to a year ago.

Oil and gas sales for the three months ended June 30, 1996 were $83,615 compared to $37,771 for the three months ended June 30, 1995, a 121% increase. Company net oil production totaled 1,388 bbls. in the latest quarter as compared to 590 bbls. during the prior year quarter, a 35% increase. Average crude oil prices were $19.33 per barrel during the quarter ended June 30, 1996 compared to $17.02 in the prior fiscal year first quarter, a 14% increase. Gas production increased from 25,546 mbtu in the prior year period to 30,509 mbtu in the quarter ended June 30, 1996, a 19% increase. Average gas prices were $1.44 in the latest period compared to $1.04 in the prior year period, a 38% increase.

General and administrative expenses for the three months ended June 30, 1996 and 1995 were $139,537 and $96,439, respectively, a $43,098 or 45% increase. The major reason for the increase in general and administrative expense was due to timing differences between quarterly periods in the booking of the Company's annual audit fee and rent expense. No other major expense category exhibited a material variance in the latest period as compared to the prior year period.

Oil and gas production expenses (lease operating and production tax expense combined) for the three months ended June 30, 1996 and 1994 were $22,180 and $19,799, respectively, a $2,381 (12%) increase. The increase in production expense is a result of the addition of several producing wells over the past twelve months.

Unsuccessful exploration expense decreased from $106,043 last year to $0 in the latest quarter due to decreased drilling activity in the latest quarter as compared to the prior year.

Geologic, geophysical and delay rentals costs increased from $0 last year to $23,832 in the latest period primarily due to the Company's exploration activities in California.

As of June 30, 1996 the Company was committed to drill two wells at a combined cost of $71,000 net to the Company's interest.

FINANCIAL OUTLOOK

During the past eighteen months, the Company has conducted exploration and development activities in California, Colorado, Kansas, Illinois, Michigan and Wyoming. The Company is tentatively planning to drill up to approximately eight gross wells on its acreage in Michigan and California. Total estimated costs if the Company drills, completes and hooks eight wells up for production are $278,200 net to the Company's interest in the wells, which ranges from 3% to 21%. The choice and timing of additional locations will depend on the performance of the initial wells and availability of additional capital. The Company is acquiring additional leasehold in California and Michigan which management considers prospective and may conduct additional seismic surveys in those areas. It is anticipated that these activities together with others that may be entered into will impose financial requirements which will exceed the existing working capital of the Company. As mentioned previously, the Company is attempting to raise additional capital through the private placement issuance of common stock. There is no assurance that the offering will succeed in raising the necessary capital. In the event the Company is not successful in raising additional equity or debt financing, the Company may consider selling producing and non-producing assets to raise the necessary capital and could be compelled to reduce the scope of its planned business activities if the necessary funding is not obtained.

                                   PART II

                              OTHER INFORMATION

None.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SHARON ENERGY LTD.


Date:  July 31, 1996                   By /s/ J. Chris Steinhauser
                                          -----------------------------
                                          J. Chris Steinhauser
                                          Chief Financial Officer and
                                          Chief Accounting Officer