Form 10QSB
period 1996-09-30
SHARON ENERGY LTD
filed 1996-11-06
CIK 844680

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                     ------------------------------------
                            WASHINGTON, D.C.  20549


                                   FORM 10-QSB


     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---  SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

As of November 1, 1996, the Registrant had 3,477,600 shares of Common Stock, no par value, outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                        PART I

                                FINANCIAL INFORMATION

                          SHARON ENERGY LTD. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                       (Unaudited - Expressed in U.S. dollars)

                                                  SEPT 30,         MARCH 31,
ASSETS                                              1996             1996
CURRENT ASSETS:                                 ----------       -----------
  Cash and cash equivalents                     $  243,902       $  379,133
  Short term investments                             4,702           53,050
  Accounts receivable                               89,068          124,844
  Prepaid expenses                                   8,873            8,873
                                                ----------       -----------
Total current assets                               346,545          565,900
                                                ----------       -----------
OIL AND GAS PROPERTIES
  Successful efforts method of accounting,
  at cost                                          774,595          793,135
Less--accumulated depreciation, depletion
  and amortization                                 (75,958)         (92,336)
                                                ----------       -----------
                                                   698,637          700,799
                                                ----------       -----------
FURNITURE, FIXTURES AND EQUIPMENT
  at cost less accumulated depreciation             20,579           25,765
                                                ----------       -----------
                                                $1,065,761       $1,292,464
                                                ----------       -----------
                                                ----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                              $   50,240       $  103,218
  Advances from industry partners                   32,889           54,850
  Royalty and working interest owner payable        28,220                0
  Taxes payable                                      8,895           13,682
                                                ----------       -----------
Total current liabilities                          120,244          171,750
                                                ----------       -----------
Deferred tax liability                              58,000           58,000
Deferred rent                                       50,921           53,903

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 2,500,000
 shares authorized
Common shares, no par value; 10,000,000
 shares authorized; 3,514,800 shares
 issued and outstanding at September 30,
 and March 31, 1996, respectively                 1,326,802        1,326,802
Less: treasury stock (37,200 shares at cost)       (49,823)         (49,823)
Retained earnings                                 (440,383)        (268,168)
                                                ----------       -----------
Total shareholders' equity                         836,596        1,008,811
                                                ----------       -----------
                                                $1,065,761       $1,292,464
                                                ----------       -----------
                                                ----------       -----------

                          SEE NOTES TO FINANCIAL STATEMENTS

                                         PART I
                                      (CONTINUED)

                                FINANCIAL INFORMATION

                          SHARON ENERGY LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                        (Unaudited-Expressed in U.S. dollars)



                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                      SEPT 30,      SEPT 30,       SEPT 30,     SEPT 30,
REVENUES                                1996          1995          1996          1995
                                    ----------    ----------     ----------    ---------
Oil and gas sales                   $   68,322    $   37,349     $  151,937    $  75,120

Sales of oil and gas properties        157,500             0        157,500       15,885
Other                                    1,108        10,917          4,201       28,272
                                    ----------    ----------     ----------    ---------
                                       226,930        48,266        313,638      119,277
                                    ----------    ----------     ----------    ---------
                                    ----------    ----------     ----------    ---------
COSTS AND EXPENSES
Lease operating                         19,278        19,361         38,450       37,449
Production taxes                         2,399         1,134          5,416        2,845
General and administrative             119,874       130,281        259,411      226,720
Depreciation, depletion and
 amortization                           18,139        22,663         36,278       37,714
Unsuccessful exploration, net           33,195        73,795         33,195      179,838
Geologic, geophysical and delay
 rental costs                           25,593             0         49,425            0
Cost of leases sold                     63,460             0         63,460            0
Interest                                   123             0            218            0
                                    ----------    ----------     ----------    ---------
                                       282,061       247,234        485,853      484,566

Loss from operations                   (55,131)     (198,968)      (172,215)    (365,289)
Income tax benefit                         0          27,145              0       83,694
                                    ----------    ----------     ----------    ---------
Net loss                            $  (55,131)   $ (171,823)    $ (172,215)   $(281,595)
                                    ----------    ----------     ----------    ---------
                                    ----------    ----------     ----------    ---------

Earnings per common share:
    Basic                           $     (.02)   $     (.05)    $     (.05)   $    (.08)

Weighted average number of common
    shares outstanding               3,514,800     3,332,778      3,514,800    3,329,805

                          SEE NOTES TO FINANCIAL STATEMENTS

                                        PART I
                                      (CONTINUED)

                                FINANCIAL INFORMATION

                          SHARON ENERGY LTD. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - Expressed in U.S. dollars)

                                                         SIX MONTHS ENDED
                                                     SEPT 30,        SEPT 30,
CASH FROM OPERATING ACTIVITIES:                        1996            1995
                                                    ---------       ---------
Net loss                                            ($172,215)      ($281,595)
Noncash expenses and revenues included in net loss
  Depreciation, depletion and amortization             36,278          37,714
   Write-off of lease costs                                 0           1,158
   Deferred tax benefit                                     0         (91,000)
   Dry hole costs                                           0         140,607
  Gain on sale of oil and gas property                (94,040)        (15,885)
decrease in accounts receivable                        35,776          21,787
(decrease) in accounts payable                        (24,758)       (148,446)
Increase (decrease) in advances from
   industry participants                              (21,961)         45,106
(Decrease) in taxes payable                            (4,787)        (11,932)
Decrease in deferred rent                              (2,982)           (822)
Increase in other, net                                      0           9,798
                                                    ---------       ---------
    Net cash used for operating activities           (248,689)       (293,510)
                                                    ---------       ---------
                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                   0               0
 Repayment of debt                                          0               0
 Proceeds from sale of properties                     157,500          50,234
                                                    ---------       ---------
     Net cash provided by financing activities        157,500          50,234
                                                    ---------       ---------
                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas producing activities                     (89,298)       (276,770)
 Acquisition of furniture & equipment                  (3,092)           (839)
 (Purchase) Sale of short term investments             48,348         (27,217)
                                                    ---------       ---------
    Net cash used for investing activities            (44,042)       (304,826)
                                                    ---------       ---------
                                                    ---------       ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                (135,231)       (548,102)

CASH AND CASH EQUIVALENTS, beginning of period        379,133         723,444
CASH AND CASH EQUIVALENTS, end of period             $243,902        $175,342

                        SEE NOTES TO FINANCIAL STATEMENTS

                                        NOTES
                                  PART I (CONTINUED)
                                FINANCIAL INFORMATION
                          SHARON ENERGY LTD. AND SUBSIDIARY
                            NOTES TO FINANCIAL STATEMENTS

Note 1. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and March 31, 1996 of Sharon Energy Ltd. and its subsidiary (the "Company") and the results of its operations and its cash flows for the three month period ended September 30, 1996 and 1995.

         The accounting policies followed by the Company and other relevant financial statement footnotes are set forth in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1996.

Note 2. The results of operations for the three months ended September 30, 1996 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.

Note 3. Basic and fully diluted earnings per share are computed by dividing net income by the summation of the weighted average number of common shares outstanding during the period and the dilutive effect of outstanding stock options. However, in the quarters ended September 30, 1996 and 1995, no consideration was given as their effects would be antidilutive or immaterial.

Note 4. The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These consolidated financial statements would not be materially different if they had been prepared using generally accepted accounting principles in the United States, except that under U.S. GAAP, the Company was required to adopt Statement Number 109 ("SFAS 109"), "Accounting For Income Taxes", effective April 1, 1993. The provisions of SFAS 109 do not comply with GAAP in Canada and have not been adopted by the Company. The difference in accounting methods would result in no impact to the Company's Consolidated Statement of Operations for the three month period ended September 30, 1996. However, for U.S. GAAP purposes, the Company would reflect a deferred tax asset of approximately $296,000 which would be fully reserved for valuation allowance as it is more likely than not that the deferred tax asset would not be utilized at September 30, 1996. The net deferred tax asset would consist primarily of carryover statutory depletion and U.S. net operating loss carry-forward.

                                      SCHEDULE C


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital surplus was $226,301 at September 30, 1996 compared to a surplus of $394,150 at March 31, 1996. The Company's working capital decreased due to expenditures in connection with the Company's oil and gas producing and exploration activities as more fully described below. In the opinion of management, current cash flow projections indicate the Company can meet its operating overhead expense requirements. The timing of most of the Company's capital expenditures is discretionary. There are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. Presently, the Company is using existing working capital and internally generated cash flow to fund capital expenditures. The level of capital expenditures will vary in future periods depending on the success it experiences in its development and exploratory drilling activities, oil and gas price conditions and other related economic factors. In addition to internally generated cash flow, additional debt or equity financing may be used in future periods to fund the Company's activities. As more fully explained below, the Company is presently engaged in exploration and development of oil and gas reserves in Michigan and California and subsequent to September 30, 1996, will incur capital costs in connection with such activities.

RESULTS OF SIX MONTH STATEMENT OF OPERATIONS

During the six months ended September 30, 1996, the Company experienced an increase in oil production and revenues as compared to the prior year period due to the addition of several producing wells and higher oil and gas prices. Oil and gas sales for the six months ended September 30, 1996 were $151,937 compared to $75,120 for the six months ended September 30, 1995, a 102% increase. Company net oil production totaled 2,542 bbls in the latest six months as compared to 1,157 bbls. during the prior year period, a 120% increase. Average crude oil prices were $19.64 per barrel during the six months ended September 30, 1996 compared to $16.18 in the prior fiscal year period, a 21% increase. Gas production decreased from 61,041 mbtu in the prior year period to 60,729 mbtu in the six months ended September 30, 1996. Average gas prices during the prior year period were $.94 per mbtu as compared to $1.47 in the latest six month period, a 56% increase. During the six months ended September 30, 1996, the Company sold working interests in 2 oil wells located in western Kansas. Total net cash proceeds realized were $132,500. The Company also sold some undeveloped acreage in Wyoming for $25,000. The gross proceeds from these transactions are recorded as sales of oil and gas properties. The Company had net remaining unamortized costs of $63,460 associated with the properties sold which are recorded as cost of leases sold. During the six months ended September 30, 1995, the Company realized $15,885 in net cash proceeds from the sale of working interests to participants in its exploratory prospects.

General and administrative expenses for the six months ended September 30, 1996 and 1995 were $259,411 and $226,720, respectively, a $32,691 or 14% increase. The major reason for the increase were legal and administrative expenses associated with the Company's proposed private placement issuance of common stock. Oil and gas production expenses (lease operating and production tax expense combined) for the six months ended September 30, 1996 and 1995 were $43,866 and $40,294, respectively. Unsuccessful exploration expense decreased from $179,838 last year to $33,195 in the latest six months period due to decreased exploratory drilling activity. Geologic and geophysical costs and delay rentals increased from $0 in the prior year period to $49,425 in the latest six month period, due to large delay rental and seismic expense associated with the Company's California and Wyoming leasehold positions.


RESULTS OF QUARTERLY STATEMENT OF OPERATIONS

During the second quarter ended September 30, 1996, the Company experienced an increase in oil and gas revenues as compared to the prior year quarter due to increased oil production and higher oil and gas prices. Oil and gas sales for the three months ended September 30, 1996 were $68,322 compared to $37,349 for the three months ended September 30, 1995, an 83% increase. Company net oil production totaled 1,154 bbls. in the latest quarter as compared to 564 bbls. during the prior year three month period, a 104% increase. Average crude oil prices were $20.01 per barrel during the three months ended September 30, 1996 compared to $16.18 in the prior fiscal year period, a 24% increase. Gas production decreased from 35,495 mbtu in the prior year period to 30,220 mbtu in the six months ended September 30, 1996, a 15% decrease. Average gas prices during the prior year quarter were $.87 per mbtu as compared to $1.51 in the latest quarter, a 74% increase. During the three months ended September 30, 1996, the Company sold working interests in 2 oil wells located in western Kansas. Total net cash proceeds realized were $132,500. The Company also sold some undeveloped acreage in Wyoming for $25,000. The gross proceeds from these transactions are recorded as sales of oil and gas properties. The Company had net remaining unamortized costs of $63,460 which are recorded as cost of leases sold. During the three months ended September 30, 1995, the Company did not record any sales of oil and gas properties.

General and administrative expenses for the three months ended September 30, 1996 and 1995 were $119,874 and $130,281, respectively, a $10,407 or 8%
decrease. Oil and gas production expenses (lease operating and production tax expense combined) for the three months ended September 30, 1996 and 1995 were $21,677 and $20,495, respectively, a $1,182 (6%) increase. Unsuccessful exploration expense decreased from $73,795 last year to $33,195 in the latest quarter due to decreased exploratory drilling. Geologic, geophysical costs and delay rentals increased from $0 in the prior year period to $25,593 in the latest six month period, due to large delay rental and seismic expense associated with the Company's California and Wyoming leasehold positions.

COMPANY OUTLOOK

In January of 1995, the Company sold a majority of its producing wells. The Company has reinvested the proceeds from the sale of properties into acreage, seismic and exploratory drilling. A significant portion of the Company's working capital has been invested in acreage and 3-D seismic acquisition on its Northern Sacramento Basin prospects located in California.

Acreage acquisition and 3-D seismic acquisition and interpretation have been completed on three of the prospects resulting in the identification of approximately forty potential drilling locations. The Company has working interests in the three prospects ranging from 3% to 18.75%. To date no formal drilling proposals or authorizations for expenditures have been received, it is therefore not possible to know at this time what the Company's estimated drilling expenditures will be in connection with these prospects. In addition, The Company owns a 40% operated working interest in a joint exploration agreement in the vicinity of the above mentioned prospects in California. To date, leases covering over 6,000 gross acres have been acquired and additional leasing efforts are underway. The Company is tentatively planning a 14 square mile 3-D seismic survey covering a portion of its leasehold. It is not possible at this stage to estimate future costs associated with the exploration agreement.

The Company is engaged in an oil development project in central Michigan. To date, two wells have been completed and are producing oil and a third well is being completed as a dual oil producer and salt water disposal well. The Company expects to drill another well in this prospect in the third or fourth quarter of its fiscal year. The estimated drilling cost for the Company's 12.5% working interest in the proposed well is $16,250.

Until the Company is able to replace the reserves and production sold, continued operating losses are anticipated. The Company follows the successful efforts method of accounting which requires it to charge the cost of exploratory dry holes and leasehold abandonments to operations in the period incurred. Furthermore, all geological, geophysical costs and delay rentals are expensed immediately when incurred, regardless of whether they result in a commercially successful discovery of hydrocarbons. The Company's continued use and acquisition of 3-D and 2-D seismic will result in significant charges to current and future operations.

Management intends to use the Company's working capital to fund prospect acquisition, exploration, exploitation, development and Company overhead requirements. The Company is acquiring additional leasehold in California and Michigan which Management considers prospective and will conduct additional seismic surveys in California. It is anticipated that these activities together with others that may be entered into will impose financial requirements which will exceed the existing working capital of the Company. During the latest quarter, the Company attempted to raise additional capital through the private placement issuance of common stock. Management withdrew the stock offering due to changing market conditions and the concern that issuing stock at or below current market prices would be materially dilutive to existing shareholders. As an alternative to issuing the Company's common stock to raise working capital, the Company is divesting non-strategic properties. With oil and gas prices at relatively high levels, the market for selling oil and gas properties is favorable. As part of this divestment effort, the Company sold its Kansas properties effective August 1, 1996. The Company is currently engaged in discussions concerning the sale of its Colorado producing wells.

                                        PART II


                                  OTHER INFORMATION


None.


                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SHARON ENERGY LTD.


Date:  November 1, 1996           By: /s/ J. Chris Steinhauser
                                    ------------------------------------------
                                      J. Chris Steinhauser
                                      Chief Financial Officer and
                                      Chief Accounting Officer