Form 10-Q
period 1996-12-31
SHARON ENERGY LTD
filed 1997-02-13
CIK 844680

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              -------------------

                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    ---  SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED DECEMBER 31, 1996

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

As of February 1, 1997, the Registrant had 4,247,600 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

                            FINANCIAL INFORMATION
                      SHARON ENERGY LTD. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   (Unaudited - Expressed in U.S. dollars)

                                                                DECEMBER 31,     MARCH 31,
ASSETS                                                              1996           1996
CURRENT ASSETS:                                                 -------------------------
  Cash and cash equivalents                                     $  250,800     $  379,133
  Short term investments                                                 0         53,050
  Accounts receivable                                               89,563        124,844
  Prepaid expenses                                                   8,873          8,873
                                                                -------------------------
Total current assets                                               349,236        565,900
                                                                -------------------------
OIL AND GAS PROPERTIES
  Successful efforts method of accounting,

  at cost                                                          878,615        793,135
Less--accumulated depreciation, depletion
  and amortization                                                (138,336)       (92,336)
                                                                -------------------------
                                                                   740,279        700,799
                                                                -------------------------
FURNITURE, FIXTURES AND EQUIPMENT
  at cost less accumulated depreciation                             16,440         25,765
                                                                -------------------------
                                                                $1,105,955     $1,292,464
                                                                -------------------------
                                                                -------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                              $   30,304     $  103,218
  Advances from industry partners                                   30,379         54,850
  Royalty and working interest owner payable                        30,796              0
  Taxes payable                                                      9,580         13,682
                                                                -------------------------
Total current liabilities                                          101,059        171,750
                                                                -------------------------
Deferred tax liability                                              58,000         58,000
Deferred rent                                                       48,536         53,903

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 2,500,000 shares authorized
Common shares, no par value; 10,000,000 shares authorized;
  4,114,800 and 3,514,800 shares issued and outstanding at
    December and March 31, 1996, respectively                    1,549,672      1,326,802
Less: treasury stock (37,200 shares at cost)                       (49,823)       (49,823)
Retained earnings                                                 (601,489)      (268,168)
                                                                -------------------------
Total shareholders' equity                                         898,360      1,008,811
                                                                -------------------------
                                                                $1,105,955     $1,292,464
                                                                -------------------------
                                                                -------------------------

                       SEE NOTES TO FINANCIAL STATEMENTS

                                    PART I
                                 (CONTINUED)
                           FINANCIAL INFORMATION
                    SHARON ENERGY LTD. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                   (Unaudited-Expressed in U.S. dollars)

                                                     Three Months Ended         Nine Months Ended
                                               December 31,   December 31,   December 31,  December 31,
REVENUES                                           1996          1995           1996           1995
                                               --------------------------    -------------------------

Oil and gas sales                              $    73,014    $    64,470    $   224,951   $   139,590
Sales of oil and gas properties                          0              0        157,500        15,885
Other                                                1,706         13,893          5,907        42,165
                                               --------------------------    -------------------------
                                                    74,720         78,363        388,358       197,640
                                               --------------------------    -------------------------

COSTS AND EXPENSES
Lease operating                                     26,822         22,017         65,272        59,466
Production taxes                                     2,837            905          8,253         3,750
General and administrative                         123,547        113,238        382,958       339,958
Depreciation, depletion and amortization            22,139         22,662         58,417        60,376
Unsuccessful exploration, net                       53,135         43,055         86,330       222,893
Geologic, geophysical and delay rental costs         7,211              0         56,636             0
Cost of leases sold                                      0              0         63,460             0
Interest                                               138          1,180            356         1,180
                                               --------------------------    -------------------------
                                                   235,829        203,057        721,682       687,623

Loss from operations                              (161,109)      (124,694)      (333,324)     (489,983)
Income tax benefit                                       0         21,351              0       105,045
                                               --------------------------    -------------------------
Net loss                                       $  (161,109)   $  (103,343)   $  (333,324)  $  (281,595)
                                               --------------------------    -------------------------
                                               --------------------------    -------------------------

Earnings per common share                      $      (.04)   $      (.03)   $      (.09)  $      (.11)

Weighted average number of
 common shares outstanding                       3,726,622      3,332,778      3,679,231     3,362,153

                          SEE NOTES TO FINANCIAL STATEMENTS

                                   PART I
                                 (CONTINUED)

                           FINANCIAL INFORMATION

                     SHARON ENERGY LTD. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                  (Unaudited - Expressed in U.S. dollars)

                                                         NINE MONTHS ENDED
                                                      DECEMBER 31,   DECEMBER 31,
                                                          1996           1995
                                                      ---------------------------
CASH FROM OPERATING ACTIVITIES:
  Net loss                                             ($333,324)     ($384,938)
  Noncash expenses and revenues included in net loss
    Depreciation, depletion and amortization              58,417         60,376
     Write-off of lease costs                                  0            532
     Deferred tax benefit                                      0        (91,000)
     Dry hole costs                                            0        185,450
    Gain on sale of oil and gas property                 (94,040)       (15,885)
  decrease in accounts receivable                         35,274        (85,701)
  (decrease) in accounts payable                         (42,108)       (77,019)
  Increase (decrease) in advances from
      industry participants                              (24,471)       112,695
  (Decrease) in taxes payable                             (5,367)        (1,315)
  Decrease in deferred rent                               (4,102)       (11,922)
  Increase in other, net                                       0         23,938
                                                      ---------------------------
        Net cash used for operating activities          (409,721)      (284,789)
                                                      ---------------------------
                                                      ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                    0              0
   Proceeds from issuance of common stock                222,870         34,753
   Proceeds from sale of properties                      160,741         81,625
                                                      ---------------------------
 Net cash provided by financing activities               383,611        116,378
                                                      ---------------------------
                                                      ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas producing activities                      (152,181)      (389,610)
  Acquisition of furniture & equipment                    (3,092)          (839)
  (Purchase) Sale of short term investments               53,050        (16,841)
                                                      ---------------------------
    Net cash used for investing activities              (102,223)      (407,290)
                                                      ---------------------------
                                                      ---------------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  (128,333)      (575,701)

CASH AND CASH EQUIVALENTS, beginning of period           379,133        723,444
                                                      ---------------------------
CASH AND CASH EQUIVALENTS, end of period                $250,800       $147,743
                                                      ---------------------------
                                                      ---------------------------

                          SEE NOTES TO FINANCIAL STATEMENTS

                                FINANCIAL INFORMATION

                          SHARON ENERGY LTD. AND SUBSIDIARY

                            NOTES TO FINANCIAL STATEMENTS

Note 1. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1996 and March 31, 1996 of Sharon Energy Ltd. and its subsidiary (the "Company") and the results of its operations and its cash flows for the three month and nine month periods ended December 31, 1996 and 1995. The accounting policies followed by the Company and other relevant financial statement footnotes are set forth in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1996.

Note 2. The results of operations for the three months and nine months ended December 31, 1996 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.

Note 3. Earnings per share are computed by dividing net income by the summation of the weighted average number of common shares outstanding during the period and the dilutive effect of outstanding stock options. Under the rules of the Securities and Exchange Commission, earnings per share is adjusted for the assumed conversion of shares issuable upon exercise of stock options, after the assumed repurchase of common shares with the related proceeds (the treasury stock method), if the stock options are exercisable at prices below the average and ending market price of the stock during the latest periods presented.

Note 4. The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These consolidated financial statements would not be materially different if they had been prepared using generally accepted accounting principles in the United States, except that under U.S. GAAP, the Company was required to adopt Statement Number 109 ("SFAS 109"), "Accounting For Income Taxes", effective April 1, 1993. The provisions of SFAS 109 do not comply with GAAP in Canada and have not been adopted by the Company. The difference in accounting methods would result in no impact to the Company's Consolidated Statement of Operations for the three and nine month period ended December 31, 1996. However, for U.S. GAAP purposes, the Company would reflect a deferred tax asset of approximately $296,000 which would be fully reserved for with a valuation allowance as it is more likely than not that the deferred tax asset would not be utilized at December 31, 1996. The net deferred tax asset would consist primarily of carryover statutory depletion and the differences between tax basis and remaining net book value of oil and gas properties, respectively.

                                FINANCIAL INFORMATION

                          SHARON ENERGY LTD. AND SUBSIDIARY

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital surplus was $248,177 at December 31, 1996 compared to a surplus of $394,150 at March 31, 1996. The Company's working capital decreased due to expenditures in connection with the Company's oil and gas producing and exploration activities as more fully described below. In the opinion of management, current cash flow projections indicate the Company can meet its operating overhead expense requirements.

     The timing of most of the Company's capital expenditures is discretionary. There are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. Presently, the Company is using existing working capital and internally generated cash flow to fund overhead expenditures and is using the proceeds of common stock issuances to fund capital expenditures.
 The level of capital expenditures will vary in future periods depending on the success it experiences in its development and exploratory drilling activities, oil and gas price conditions and other related economic factors. As more fully explained below, the Company is presently engaged in exploration and development of oil and gas reserves in California and subsequent to December 31, 1996, has incurred and will continue to incur capital costs in connection with such activities.

RESULTS OF SIX MONTH STATEMENT OF OPERATIONS

     During the nine months ended December 31, 1996, the Company experienced an increase in oil and gas revenues as compared to the prior year period due to increased oil production and higher oil and gas prices.

     Oil and gas sales for the nine months ended December 31, 1996 were $224,951 compared to $139,590 for the nine months ended December 31, 1995, a 61% increase. Company net oil production totaled 4,551 bbls. in the latest nine months as compared to 2,140 bbls. during the prior year nine month period, a 113% increase. Average crude oil prices were $19.19 per barrel during the nine months ended December 31, 1996 compared to $15.80 in the prior period, a 22% increase. Gas production decreased from 98,571 mcf in the prior year period to 82,866 mcf in the nine months ended December 31, 1996, a 16% decrease. The average gas price received in the latest period was $1.63 per mcf as compared to $1.07 per mcf in the prior year period, a 52% increase.

     During the nine months ended December 31, 1996, the Company sold working interests in 2 oil wells located in western Kansas. Total net cash proceeds realized were $132,500. The Company also sold undeveloped acreage in Wyoming for $25,000. The gross proceeds from these transactions are recorded as sales of oil and gas properties. The Company had net remaining unamortized costs associated with the properties sold of $63,460 which are recorded as cost of leases sold. During the nine months ended December 31, 1995, the Company realized $15,885 in net cash proceeds from the sale of working interests to participants in its exploratory prospects.

     General and administrative expenses for the nine months ended December 31, 1996 and 1995 were $382,958 and $339,958, respectively, a $43,000 or 13%
increase. The major reason for the increase were legal and administrative expenses associated with the Company's private placement issuance of common stock.

     Oil and gas production expenses (lease operating and production tax expense combined) for the nine months ended December 31, 1996 and 1995 were $73,525 and $63,216, respectively.

     The primary reason for the increase was due to well workovers performed on the Company's Colorado properties in the latest period.

     Unsuccessful exploration expense decreased from $222,893 last year to $86,330 in the latest nine month period due to decreased exploratory drilling activity. Geologic and geophysical costs and delay rentals increased from $0 in the prior year period to $56,636 in the latest nine month period, due to large delay rental and seismic expense associated with the Company's California and Wyoming leasehold positions.

RESULTS OF QUARTERLY STATEMENT OF OPERATIONS

      During the third quarter ended December 31, 1996, the Company experienced an increase in oil and gas revenues as compared to the prior year quarter due to increased oil production and higher oil and gas prices.

      Oil and gas sales for the three months ended December 31, 1996 were $73,014 compared to $64,470 for the three months ended December 31, 1995, a 13% increase. Company net oil production totaled 2,009 bbls. in the latest quarter as compared to 986 bbls. during the prior year three month period, a 104% increase. Average crude oil prices were $18.63 per barrel during the three months ended December 31, 1996 compared to $15.92 in the prior year period, a 17% increase. Gas production decreased from 32,937 mcf in the prior year period to 22,137 in the nine months ended December 31, 1996, a 33% decrease. Average gas prices during the prior year quarter were $1.19 per mcf as compared to $2.07 in the latest quarter, a 74% increase.

      General and administrative expenses for the three months ended December 31, 1996 and 1995 were $123,547 and $113,238, respectively, a $10,309 or 9%
increase. The reasons for the increase were legal and administrative expenses associated with the Company's issuance of stock.

      Oil and gas production expenses (lease operating and production tax expense combined) for the three months ended December 31, 1996 and 1995 were $29,659 and $22,922, respectively, a $6,737 (29%) increase. The reason for the increase was due to well workovers in the latest quarter.

      Unsuccessful exploration expense increased from $43,055 last year to $53,135 in the latest quarter. Geologic and geophysical costs and delay rentals increased from $0 in the prior year quarter to $7,211 in the latest quarter.

COMPANY OUTLOOK

    In January of 1995, the Company sold a majority of its producing wells. The Company has reinvested the proceeds from the sale of properties into acreage, seismic and exploratory drilling.

    A significant portion of the Company's working capital has been invested in acreage and 3-D seismic acquisition on its Northern Sacramento Basin prospects located in California. Acreage acquisition and 3-D seismic acquisition and interpretation has been completed on three of the prospects resulting in the identification of approximately forty potential drilling locations. The Company has participated as a non-operator in the drilling of one well in which it had a 25% working interest. The well was completed in January of 1997 as a dry hole. Drilling operations have commenced on another well location in which the Company has a 6% non-operated working interest. The outcome of the well is not yet known as of the date of this report. Although the Company has not received any formal proposals for additional wells to be drilled in the prospects, management anticipates that additional wells will be drilled within the balance of the Company's fiscal year ended March 31, 1997. The Company will have non-operated working interests ranging from 3 to 6% in the wells.

     In addition, The Company owns a 40% operated working interest in a joint exploration agreement in the vicinity of the above mentioned prospects in California. To date, leases and farm-in agreements covering approximately 10,000 gross acres have been acquired and additional leasing efforts are underway. Subsequent to December 31, 1996 the Company is proceeding with a
15.5 square mile 3-D seismic survey covering a portion of its leasehold. Estimated costs net to the Company are $231,000 for the seismic acquisition. It is not possible at this time to predict the number of drilling locations that will result from the seismic survey or estimate future costs associated with the joint exploration agreement.

     Until the Company is able to replace the reserves and production sold in 1995, continued operating losses are anticipated. The Company follows the successful efforts method of accounting which requires it to charge the cost of exploratory dry holes and leasehold abandonments to operations in the period incurred. In addition, all geological and geophysical costs and delay rentals are expensed immediately when incurred, regardless of whether they result in a commercially successful discovery of hydrocarbons. The Company's continued heavy reliance on 3-D and 2-D seismic will result in significant charges to current and future operations.

     Management intends to use the Company's existing working capital to fund prospect acquisition, exploration, exploitation, development and Company overhead requirements. The Company is acquiring additional leasehold in California which Management considers prospective and will conduct additional seismic surveys in California. It is anticipated that these activities together with others that may be entered into will impose financial requirements which will exceed the existing working capital of the Company. During the latest quarter ended December 31, 1996, and subsequently in February 1997, the Company has raised additional equity capital through private placement issuances of common stock under Regulation S and D exemptions from registration under the 1933 Securities Act. The net proceeds after offering expenses total approximately $700,000 in U.S. funds and will be used to fund the Company's seismic and lease acquisition efforts and initial drilling costs in the Company's California exploration programs. The Company is also divesting non-strategic properties to raise additional working capital. With oil and gas prices at relatively high levels, the market for selling oil and gas properties is favorable. As part of this divestment effort, the Company sold its interest in its Kansas properties effective August 1, 1996. The Company is currently engaged in discussions concerning the sale of its Colorado producing wells.

                                    PART II

                      SHARON ENERGY LTD. AND SUBSIDIARY

                              OTHER INFORMATION


(a) During the quarter ended December 31, 1996 the Company issued 300,000 units of unregistered securities pursuant to an exemption from registration under Rule 505 of Regulation D of the Securities Act of 1933. Each unit consists of one common voting share of the Company and one non-transferable Class B Common Stock Warrant entitling the purchaser thereof to purchase one additional common share of the Company at a price of Canadian $.60 per share to be exercised any time after, and within one year from, the date of closing. The closing date of the offering was December 19, 1996.

(b) All of the units were sold to Company management who are accredited investors as the term is defined in Regulation D under the Securities Act of 1933.

(c) The Company received cash consideration of Canadian $150,000 (U.S. $110,000) from the issuance of the units. There were no underwriting discounts or commissions in connection with the offering.

(d) The above offering was made concurrently with an additional issuance of the Company's securities made in reliance on Regulation S of the Securities Act of 1933. The Regulation S offering was closed on February 12, 1997 and will be described in detail in a Form 8-K to be filed by the Company to be filed within fifteen days of the February 12, 1997 closing date.


                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SHARON ENERGY LTD.



Date:  February  12, 1997                    By: /s/ J. CHRIS STEINHAUSER
                                                 J. Chris Steinhauser
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer