Form 10KSB
period 1997-03-31
SHARON ENERGY LTD
filed 1997-06-30
CIK 844680

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                         ------------------------------
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR FISCAL YEAR ENDED MARCH 31, 1997

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM       TO


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each exchange
           Title of each class                   on which registered
           -------------------                   -------------------

                                                         None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                                Name of each exchange
           Title of each class                   on which registered
           -------------------                   -------------------

      Common Stock, no par value..........           Boston

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes  X     No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained within this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [     ]

State issuer's revenues for its most recent fiscal year: $623,059As of June 27, 1997, 5,863,800 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $1,688,925 based on the bid ($0.375) price on that date.

The proxy statement for the 1997 annual meeting is incorporated by reference into Part III.

Traditional Small Business Disclosure Format: Yes    No   X    Exhibit table is
on page 41.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                  SHARON ENERGY LTD.

                                INDEX TO ANNUAL REPORT

                                   ON FORM 10-KSB

                           FISCAL YEAR ENDED MARCH 31, 1997

-------------------------------------------------------------------------------


                                   PART I

ITEM 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
ITEM 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .  11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .  11

                                   PART II

ITEM 5. MARKET PRICE OF, AND DIVIDENDS ON, THE COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . . .  12
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . .  16
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.. . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . .  40
ITEM 10. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . .  40
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . .  40
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CONDITION AND RESULTS
OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

                                   PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K AND
FORM 8-A . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

                                   PART I
ITEM 1.   BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

Sharon Energy Ltd. was incorporated in February 1980 under the laws of the Province of British Columbia, Canada. Sharon Energy Ltd. operates through a wholly-owned Colorado subsidiary, Sharon Resources, Inc. and is engaged in exploration and development of oil and gas reserves entirely within the United States.

For convenience of reference, the consolidated entity of Sharon Energy Ltd. and Sharon Resources, Inc. will be collectively referred to herein as the "Company" or the "Registrant".

In its seventeen years of operation, the Company has drilled a total of 174 wells (both operated and non-operated) and completed 122 wells for production.

During the fiscal year ended at March 31, 1995, the Company sold substantially all of its producing well interests. The producing well interests sold were located in Kansas, Pennsylvania and Wyoming and represented approximately 85% and 95% of the Company's gross and net cash flows from oil and gas operations for the year ended March 31, 1995.

During fiscal 1996 and 1997, the Company has reinvested the proceeds from these dispositions into exploration and development activities in Colorado, California, Michigan, Kansas, Illinois and Wyoming. During the latest fiscal year ended March 31, 1997, the Company's principal area of activity has been in the northern Sacramento Basin portion of California. The scope of these activities are described in detail under Item 2. Properties.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Since the Company is presently actively engaged in only one industry, oil and gas exploration, development and sale of production, this paragraph is not applicable to the Company; see Item 7 herein for general financial information concerning the Company.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

The Company is engaged in the exploration for and development of properties containing or believed to contain recoverable oil and gas reserves and the sale of production from such reserves.

All of the Company's business interests have been centered in the United States of America with a majority of its exploration activities focused in Northern California during the preceding year.

The Company intends to drill a minimum of 3 test wells on its undeveloped acreage during the next six months. See further, Item 2 herein.

     (i)   PRINCIPAL PRODUCTS

     The Company has working interests in various oil and gas properties (developed and undeveloped). See Item 2 herein for a general description of these properties.

     (ii)  STATUS OF PRODUCT OR SEGMENT

     At present, the properties in which the Company has interests are both producing and undeveloped properties. See Item 2 herein for a general description of these properties.

     (iii) RAW MATERIALS

     This is not applicable to the Company.

     (iv)  PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD

     Permits are important to the Company's operations, since they allow the search for the extraction of any oil, gas and minerals discovered on the areas covered. See further, Item 2 herein.

     (v)       SEASONALITY OF BUSINESS

     The Company's business is not seasonal.

     (vi)      WORKING CAPITAL ITEMS

     The majority of the Company's current assets are in the form of cash and accounts receivable, which are required to pay for the cost of operations. See further, Item 6 herein.

     (vii)     CUSTOMERS

     Oil production is sold at the wellhead to various crude oil purchasers at the prevailing price for, or at a slight discount to, West Texas Intermediate Oil. Gas production is currently sold at a Mid-Continent Index
     price less transportation.   Energetics, Ltd. Purchases all of the
     Company's crude oil production in Michigan and Aurora Natural Gas purchases all of the Company's gas production in southeastern Colorado, together constituting nearly 100% of total oil and gas revenues.

     (viii)    BACKLOG

     This is not applicable to the Company.

     (ix) RENEGOTIATION OF BUSINESS OR TERMINATION OF CONTRACTS OR SUBCONTRACTS AT THE ELECTION OF THE GOVERNMENT

     This is not applicable to the Company.

     (x)       COMPETITIVE CONDITIONS IN THE BUSINESS

     The petroleum and natural gas industry is highly competitive and the Company competes with a substantial number of other companies that have greater resources. Many such companies not only explore for, produce and market petroleum and natural gas but also carry on refining operations and market the resultant products on a world wide basis. There is also competition between petroleum and natural gas producers and other industries producing energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments (and/or agencies thereof) of the United States and Canada; however, it is not possible to predict the nature of any such legislation and/or regulation which may ultimately be adopted or its effects upon the future operations of the Company. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.
     The exact effect of these risk factors cannot be accurately predicted.

     (xi)      BUSINESS RISKS

      The operations of the Company are subject to the many risks and hazards incident to drilling for, producing and transporting oil and gas, including blowouts, fires, pollution and equipment failures. Such hazards may result in damage to or destruction of wells, producing formations, production facilities and equipment and personal injuries.

      Oil and gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that additional oil and gas in commercial quantities will be discovered or acquired by the Company. The marketability of the Company's oil and gas reserves or of reserves which may be acquired or discovered by the Company may be affected by numerous factors beyond the control of the Company. These factors include fluctuations in product markets and prices, the proximity and capacity of pipelines to the Company's oil and gas reserves, the ability of the Company to finance exploration and development costs and the availability of processing equipment. Additional factors are engineering and construction delays, difficulties and hazards resulting from unusual or unexpected geological or environmental conditions, or to the conditions involved in drilling and operating wells.

      Oil and gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause other injuries to persons or property. In such event, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could substantially reduce available cash and possibly result in loss of oil and gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

      Drilling and completion of oil and gas wells is hazardous and involves a high degree of risk. In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected formations, pressures, down-hole fires, mechanical failures, blow-outs and loss of circulation of drilling fluids are inherent in oil and gas exploration. Even though a well is completed and is found to be productive, water, sulfur, or other deleterious substances may also be produced that may impair or prevent production or impair or prevent the marketing of such production. Drilling operations may also be susceptible to delays caused by inclement weather and the resulting condition of the terrain. If any of such hazards and delays are encountered while conducting operations, substantial unbudgeted and unexpected costs may be incurred.

      As is common in the oil and gas industry, the Company will not insure fully against all risks associated with its business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a materially adverse effect on the financial position and results of operations of the Company.

      The Company is a non-operating working interest owner in some of its properties. Accordingly, the Company enters into joint operating agreements with third party operators for the conduct and supervision of drilling, completion and production operations on its wells. The success of the oil and gas operations on a property (whether drilling operations or production operations) depends in large measure on whether the operator of the property properly performs its obligations. The failure of such operators and their contractors to perform their services in a proper manner could result in materially adverse consequences to the owners of interests in that particular property.

      As is customary in the oil and gas industry, only a perfunctory title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to the commencement of drilling operations, a more thorough title examination is usually conducted and curative work is performed with respect to known significant title defects. The Company typically depends upon title opinions prepared at the request of the operator of the property to be drilled; and, therefore, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. Pursuant to industry standard forms of operating agreements, the operator of an oil and gas property is not to be monetarily liable for loss of title.

      (xii)     REGULATIONS

      Domestic exploration for, and production and sale of, oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry that often are costly to comply with and that carry substantial penalties for failure to comply. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.

      Effective January 1, 1993, all price controls on natural gas were eliminated ending decades of federal pricing control of natural gas. The impact of price decontrol on the Company is uncertain but at present would appear not to cause a material adverse effect on the business of the Company.

      In the late 1980's the Federal Energy Regulatory Commission ("FERC"), through a series of orders, made major changes in certain of its regulations that have since significantly affected the transportation and marketing of gas. These regulations required gas pipelines to transport gas on a non-discriminatory basis. As a result, many pipelines have become transporters of gas owned by others and have greatly reduced their purchases of gas for resale.

      On April 8, 1992, FERC issued Order No 636 which substantially overhauled the current regulation of interstate natural gas pipelines ("Order 636"). Order 636 requires the pipelines to "unbundle" their transportation and sales functions and furnish transportation service for others on a comparable basis as it transports gas for itself. The changes provided by Order 636 are intended to ensure that pipelines provide transportation service that is equal in quality for all gas supplies, whether the customer purchases the gas from the pipeline or from another supplier. On August 3, 1992, FERC issued Order No. 636-A which largely denied rehearing of Order 636. FERC is examining the overall relationship between interstate pipelines and their customers, local distribution companies and end users. Although it is FERC's present intention to stimulate competition and to create a level playing field for all natural gas buyers and sellers, there can be no assurances that such regulations will ultimately be implemented. It is not possible to predict what impact Order 636 will have on the Company's ability to sell gas directly into gas markets previously served by the pipelines.

      State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties.

      The Company is subject to extensive and evolving environmental laws and regulations. These regulations are administered by the United States Environmental Protection Agency ("EPA") and various other federal, state, and local environmental, zoning, health and safety agencies, many of which periodically examine the Company's operations to monitor compliance with such laws and regulations. These regulations govern the release of waste materials into the environment, or otherwise relating to the protection of the environment, human, animal and plant health, and affect the Company's operations and costs. In recent years, environmental regulations have taken a "cradle to grave" approach to waste management, regulating and creating liabilities for the waste at its inception to final disposition. The Company's oil and gas exploration, development and production operations are subject to numerous environmental programs, some of which include solid and hazardous waste management, water protection, air emission controls, and situs controls affecting wetlands, coastal operations, and antiquities.

      Environmental programs typically regulate the permitting, construction and operations of a facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Once operational, enforcement measures can include significant civil penalties for regulatory violations regardless of intent. Under appropriate circumstances, an administrative agency can request a "cease and desist" order to terminate operations.

      Newly strengthened environmental programs, such as the Clean Air Act Amendments of 1990, will impact the Company's operations. New programs and changes in existing programs are anticipated, some of which include Natural Occurring Radioactive Materials ("NORM"), oil and gas exploration and production waste management, and underground injection of waste materials.

      Each state in which the Company operates has laws and regulations governing solid waste disposal, water and air pollution. Many states also have regulations governing oil and gas exploration, development and production operations.

      The Company is also subject to Federal and State Hazard Communications ("OSHA") and Community Right to Know ("SARA Title III") statutes and regulations. These regulations govern record-keeping and reporting of the use and release of hazardous substances. The Company believes it is in compliance with these requirements in all material respects.

      The Company may be required in the future to make substantial outlays to comply with environmental laws and regulations. The additional changes in operating procedures and expenditures required to comply with future laws dealing with the protection of the environment cannot be predicted.

      (xiii)    NUMBER OF PERSONS EMPLOYED BY REGISTRANT

      The Company currently has six full-time employees. The Company also employs consultants on a part time basis as needed.

(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES

Since none of the Company's property interests and revenues are located or derived outside of the United States, this paragraph is not applicable to the Company.

ITEM 2.   PROPERTIES

GENERAL

The Company holds interests in producing properties and undeveloped acreage in six states, with the most significant concentrations of properties in Colorado, California and Michigan.

COMPANY RESERVES

The Company's total net ownership in oil and gas reserves is based on independent engineering reports. The reserve quantities and valuations for fiscal 1997 and 1996 are based upon estimates by Norstar Petroleum, Inc.

Proved reserves are those that can be recovered through existing wells with existing equipment and existing (either operating or tested) recovery techniques. The Company's producing reserves include those expected to be produced from existing completion intervals now open for production in existing wells.

The Company wishes to emphasize that the estimates included in the following tables are by their nature inexact and are subject to changing economic, operating and contractual conditions.

These reserves are located entirely within the United States.


                               SHARON ENERGY LTD.
                         HISTORICAL RESERVE INFORMATION
                         AS OF MARCH 31, 1997 AND 1996

        --------------------------------------------------------------

          DESCRIPTION                           1997           1996

        --------------------------------------------------------------
               Proved Developed Reserves
                              Oil (bbls)       4,750         30,071
                              Gas (mcf)      822,039      1,047,645

        --------------------------------------------------------------
                         Proved Reserves
                              Oil (bbls)       4,750         30,071
                              Gas (mcf)    2,227,000      2,449,788
        --------------------------------------------------------------
                   Future Net Cash Flows
                       before Income Tax  $1,256,000     $1,493,000
        --------------------------------------------------------------
                 Standardized Measure of
        Discounted Future Net Cash Flows    $583,000       $782,000
        --------------------------------------------------------------

SOUTHEASTERN COLORADO

In southeastern Colorado, management has initiated an exploration and development program resulting in the completion of three gas wells currently producing a combined rate of five hundred thousand cubic feet of gas per day. All of the gas is currently being sold to Aurora Natural Gas Marketing Company. The Company, acting as operator, has retained a 65.625% working interest in the wells and surrounding acreage. The Company has room to drill at least two additional proved locations on its acreage position but has deferred such drilling pending attempts to sell its interest in the properties.

WYOMING

The Company has acquired leases on approximately 8,000 gross and net acres which it considers prospective for natural gas development. The Company has sold an 83.75% working interest in the prospect for total cash consideration of $180,000. The Company plans to participate for a 16.25% non-operated working interest in the project. Current plans are to drill at least one test well or cause a test well to be drilled thereon within the next twelve months.

ILLINOIS

The Company has identified a series of geological and geophysical leads in the Illinois Basin which it considers prospective. Leasing efforts are being completed on one prospect and the Company plans at least one test well thereon during fiscal 1998.

MICHIGAN

The Company has purchased working interests ranging from 12.24% to 21.04% in approximately 1,000 gross acres in Missaukee County, Michigan. To date, the Company has participated in the drilling of three wells which are currently producing. The Company has received a proposal dated June 12, 1997 to drill a fourth well on the acreage. Due to economic uncertainties concerning the wells drilled to date, The Company has elected to farmout its position in the well instead of participating for a 12.24% working interest. Management will monitor production from the wells to determine whether future development is warranted. Dart Oil and Gas Corporation of Mason, Michigan, is operator of the project.
The producing depth is 3,300 to 3,900 feet with the Dundee and Traverse Lime formations as principal targets.

CALIFORNIA

The Company has participated in three 3-D seismic surveys in the Northern Sacramento Basin of California. The Company has purchased non-operated working interests ranging from 3% to 18.75% in approximately 20,000 gross acres and has participated in the acquisition of approximately 50 square miles of 3-D seismic in Sutter and Colusa Counties. It is not possible at this time to estimate the total number of drilling locations or the drilling costs associated with these
prospects.   Two initial drilling attempts in these prospects during fiscal 1997 encountered gas bearing sandstone reservoirs in the Cretaceous age Forbes section, however, due to low gas saturations the wells were deemed to be non-
commercial and were plugged and abandoned.   The Company had a 25% and a 6%
working interest, respectively, in the wells.   It is anticipated that
additional drilling will take place in the prospect areas  during fiscal 1998.

In addition, the Company has entered into a joint venture for the exploration of gas utilizing 2-D and 3-D seismic within an 840 square mile area of the northern Sacramento Basin, California. Sharon will retain a 40% working interest and act as Operator of the joint venture. Sharon's partners in the joint venture include Black Coral LLC and Hallador Petroleum Company, both of Denver. Black Coral will be providing technical support to the joint venture and Hallador will be joining Sharon as a 60% working interest partner.

The joint venture utilized an existing geoscientific database to develop prospects and leads that can either be drilled or upgraded to drillable status utilizing 3-D seismic. The primary drilling objective of the joint venture are
gas sands in the Cretaceous Kione, Forbes and Guinda formations.   To date two
3-D and several 2-D prospects have been developed.

The first 3-D prospect is the "Merlin" prospect and is located in Glenn County,
California.   The Company has completed a 15.5 square mile 3-D seismic survey and identified seven initial drilling locations thereon based on interpretation of the data. Drilling of two wells in the survey commenced in May of this year, one which was completed for production and one which was abandoned as a dry hole. Total estimated costs incurred for the two wells were $232,000 net to the Company's 40% working interest. The Company plans to begin producing the well in July. The Company is also in final negotiations to purchase a producing well, acreage and a gathering system which are located within the Merlin Prospect survey area. The estimated cost of the acquisition net to the Company's 40% share is $86,000. The gathering system will allow the Company to connect its existing producer as well as subsequent wells drilled to an already existing pipeline system. The acreage being acquired as part of the purchase contains several seismic anomolies and the producing well contains behind pipe reserves. Management is also evaluating the sale of up to half of its interest in the Merlin Prospect in order to reduce its costs exposure on future wells drilled within the prospect area.

DISPOSITION OF PROPERTIES

During fiscal 1995, the Company sold a majority of its producing wells.   More
recently, during fiscal 1997, the Company sold working interests in two
producing wells located in western Kansas.   The net cash proceeds realized from
the sale of the two wells was $132,500. The Company is currently attempting to sell its producing well interests in Colorado as part of a strategy of divesting non-strategic assets. The Company and officers, directors and affiliates have no mutual relationship with the purchasers of the properties or anyone associated therewith.

WELL STATISTICS

The following table sets forth certain information, as of March 31, 1997, relating to productive wells in which the Company owns working interests:


                                   SHARON ENERGY LTD.
                                    WELL STATISTICS
                                  AS OF MARCH 31, 1997

                       ---------------------------------------

                        GROSS PRODUCTIVE WELLS

                       ---------------------------------------
                        Oil                          3
                        Gas                          3
                        Total                        6
                       ---------------------------------------

                        NET PRODUCTIVE WELLS

                       ---------------------------------------
                        Oil                          0.50
                        Gas                          1.96
                        Total                        2.46

ACREAGE STATISTICS

The following table sets forth the developed acreage and undeveloped acreage of the Company as of March 31, 1997:


                                   SHARON ENERGY LTD.
                                    ACREAGE HOLDINGS
                                  AS OF MARCH 31, 1997

                      ---------------------------------------------------------

                        UNDEVELOPED ACREAGE                  ACRES
                      ---------------------------------------------------------
                      ---------------------------------------------------------

                        GROSS
                                                California              24,766
                                                  Colorado               7,280
                                                    Kansas                 560
                                                  Illinois                 511
                                                  Michigan               2,149
                                                   Wyoming               8,202

                      ---------------------------------------------------------
                        GROSS UNDEVELOPED ACREAGE                       43,468
                      ---------------------------------------------------------
                      ---------------------------------------------------------
                        NET
                                                California               3,755
                                                  Colorado               4,505
                                                    Kansas                 240
                                                  Illinois                 183
                                                  Michigan                 580
                                                   Wyoming               8,088

                      ---------------------------------------------------------
                            NET UNDEVELOPED ACREAGE                     17,351
                      ---------------------------------------------------------
                      ---------------------------------------------------------
                        DEVELOPED ACREAGE                    ACRES
                      ---------------------------------------------------------
                      ---------------------------------------------------------
                        GROSS

                                                California                 800
                                                  Colorado               1,151
                                                    Kansas                 640
                                                  Illinois                   0
                                                  Michigan               1,111
                                                   Wyoming                   0

                      ---------------------------------------------------------
                        GROSS UNDEVELOPED ACREAGE                        3,702
                      ---------------------------------------------------------
                      ---------------------------------------------------------

                        NET
                                                California                 162
                                                  Colorado                 748
                                                    Kansas                  47
                                                  Illinois                   0
                                                  Michigan                 139
                                                   Wyoming                   0

                      ---------------------------------------------------------
                            NET UNDEVELOPED ACREAGE                      1,096
                      ---------------------------------------------------------
                      ---------------------------------------------------------

DRILLING ACTIVITY

The following table sets forth the results of the Company's drilling activities in the fiscal years ended March 31, 1997 and 1996:


                                       SHARON ENERGY LTD.
                                 SUMMARY OF DRILLING ACTIVITY
                        FOR FISCAL YEARS ENDING MARCH 31, 1997 AND 1996

                    ----------------------------------------------------------
                     EXPLORATORY WELLS              1997                 1996
                    ----------------------------------------------------------
                     GROSS
                                  Productive           0                    3
                                  Dry                  3                    4
                    ----------------------------------------------------------
                                    TOTAL              3                    7
                    ----------------------------------------------------------
                    ----------------------------------------------------------

                     NET

                                  Productive        0.00              0.57292
                                  Dry             0.4975              1.56250
                    ----------------------------------------------------------
                                    TOTAL         0.4975              2.13542
                    ----------------------------------------------------------
                    ----------------------------------------------------------


                    ----------------------------------------------------------

                     DEVELOPMENT WELLS              1997                 1996
                    ----------------------------------------------------------

                     GROSS
                                  Productive           1                    0
                                  Dry                  0                    0
                    ----------------------------------------------------------
                                    TOTAL              1                    0
                    ----------------------------------------------------------
                    ----------------------------------------------------------

                     NET
                                  Productive       .2104                    0
                                  Dry                  0                    0
                    ----------------------------------------------------------
                                    TOTAL          .2104               1.3125
                    ----------------------------------------------------------
                    ----------------------------------------------------------


SUBSEQUENT DRILLING ACTIVITY

The Company plans to drill a minimum of three test wells on its undeveloped acreage during the next six months.

ITEM 3.      LEGAL PROCEEDINGS

As of March 31, 1997, the Company was not a party to any legal proceeding or action of a material nature.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the last quarter of the fiscal year covered by this report to a vote of shareholders of the Company through the solicitation of proxies or otherwise.

                                       PART II
ITEM 5. MARKET PRICE OF, AND DIVIDENDS ON, THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is presently being traded on the Vancouver Stock Exchange in Canada and on the Boston Stock Exchange in the United States.

The following table sets forth the closing high and low trading prices in U.S. dollars on the Boston Stock Exchange for each of the periods indicated below for the Company's common stock:


                                       SHARON ENERGY LTD.
                               BOSTON STOCK EXCHANGE SALES PRICE
                                              FOR
                                SHARON ENERGY LTD. COMMON STOCK

   ----------------------------------------------------------------------------
    FISCAL YEAR ENDING 3/31                   1997                1996
   ----------------------------------------------------------------------------
                                              HIGH    LOW         HIGH    LOW
                                           -------------------------------------
    First Quarter                           $ 0.22    $ 0.22     $ 0.38   $ 0.25
    Second Quarter                          $ 0.22    $ 0.50     $ 0.40   $ 0.31
    Third Quarter                           $ 0.63    $ 0.38     $ 0.50   $ 0.25
    Fourth Quarter                          $ 1.06    $ 0.66     $ 0.75   $ 0.38
   ----------------------------------------------------------------------------


The following table sets forth the closing high and low closing prices in Canadian dollars on the Vancouver Stock Exchange for each of the periods indicated below for the Company's common stock:


SHARON ENERGY LTD.
VANCOUVER STOCK EXCHANGE SALES PRICE
FOR
SHARON ENERGY LTD. COMMON STOCK
(CANADIAN DOLLARS)



   ----------------------------------------------------------------------------
    FISCAL YEAR ENDING 3/31                   1997                1996
   ----------------------------------------------------------------------------
                                              HIGH    LOW         HIGH    LOW
                                           -------------------------------------
    First Quarter                           $ 0.98    $ 0.50     $ 0.30   $ 0.30
    Second Quarter                          $ 0.75    $ 0.50     $ 0.30   $ 0.17
    Third Quarter                           $ 0.75    $ 0.45     $ 0.30   $ 0.28
    Fourth Quarter                          $ 1.80    $ 0.65     $ 1.00   $ 0.33
   ----------------------------------------------------------------------------

As of March 31, 1997, there were 575 estimated holders of the Company's common stock of record, of which 127 were U.S. registered shareholders. In many instances, a registered shareholder is a broker holding shares in street name.

No cash dividends were paid by the Company during the fiscal year ended March 31, 1997. For the foreseeable future, the Company intends to retain any available funds otherwise available for dividends for use in the expansion of its business.

During the fiscal year ended March 31, 1993, the Company initiated a Corporate stock buy-back program in which it repurchased 49,700 shares of Sharon Energy Common Stock through an open market repurchase program. The repurchases took place over a six month period ending August 18, 1992, with the
repurchased shares being retired to Treasury.   During fiscal 1997, the
Company issued 12,500 of the treasury shares in connection with a property acquisition.

Effective April 13, 1992, the Company's Common Stock began trading on the Boston Stock Exchange under the symbol SHA. The Company's stock could henceforth be traded as a listed security in the U.S. and is not considered a designated security subject to the Securities and Exchange Commission Rule 15c2-6 trading restrictions.

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including but not limited to, foreign exchange controls, other than tax withholding affecting the remittance of dividends, interest or other payments to non-residents. The remittance of dividends to non-resident shareholders is discussed below under "Taxation".

There are no special limitations on the right of non-resident or foreign shareholders to hold or vote the Company's common stock imposed by Canadian law or by the articles of incorporation and by- laws of Sharon Energy Ltd. except that the British Columbia "B.C." Company Act requires that a majority of the directors of the Company must be Canadian citizens and at least one director must be a British Columbia resident. The British Columbia Securities Act imposes special "insider" disclosure requirements on persons who own more than 10% of the Company's common stock regardless of such person's residency. Insiders are required to file Insider Reports which disclose number of shares owned and acquisitions and dispositions of the Company's common stock. The British Columbia Securities Act also imposes certain limitations on the disposition of the Company's shares by persons owning 20% or more of the Company's common stock. However, such limitations are imposed regardless of such person's residency.

Although there are restrictions imposed on the acquisition of control of certain Canadian companies by non-Canadians under the Investment Canada Act, such restrictions do not apply to the acquisition of control of the Company's common stock since substantially all of the Company's assets are in the U.S. and all of the Company's operations are conducted in the U.S.

TAXATION Any dividends paid by the Company to non-residents of Canada are subject to a withholding tax at the rate of 25%. The Canada United States Tax Conventions reduces this rate to 15% on dividends payable to United States shareholders. Amounts withheld under Canadian tax law may be credited against a U.S. shareholder's U.S. tax liability. The credit is available to U.S. shareholders on foreign income, excess profits taxes, and similar taxes in the nature of an income tax. The foreign income tax credit is based on the amount of foreign taxes paid or accrued, translated into U.S. currency, and is limited where the foreign taxes exceed the effective U.S. tax rate on the foreign income.

For Canadian income tax purposes, where non-resident persons (i.e., U.S. resident) together with all other related persons own not less than 25% of the issued shares of any class of the capital stock of a Canadian corporation, they may also be subject to tax in Canada on the disposition of those shares. However, Article XIII of the Canada-U.S. Tax Convention will exempt such U.S. shareholders because the Company's value is based on oil and gas operations or real property situated in the U.S.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital surplus was $452,373 at March 31, 1997 compared to a surplus of $394,150 at March 31, 1996. The Company's working capital increased due to dispositions of proved and unproved oil and gas properties and proceeds raised from issuances of the Company's common shares and warrants.

Exploration drilling is scheduled during fiscal 1998 on the Company's California acreage. It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements which will
exceed the existing working capital of the Company.   Management is evaluating
selling producing and non-producing leaseholds and reducing its working interest percentage in proposed exploratory wells to finance its continued participation in the wells. In the event these efforts are unsuccessful, the Company will be compelled to reduce the scope of its business activities and take further steps to reduce general and administrative expenses.

The Company did not utilize any debt financing during fiscal 1997 and 1996.

DISPOSITION OF PROPERTIES

During fiscal 1995, the Company sold a majority of its producing  wells.   The
Company made no significant dispositions during fiscal 1996 but sold producing well interests in fiscal 1997 totaling $132,500. The Company is currently trying to dispose of its Colorado producing properties.

FINANCIAL OUTLOOK

In fiscal 1997 and 1996, oil and gas sales, sales of properties, cost of sales and overhead reimbursements (operator fees) have declined substantially from historical levels resulting in operating losses. Until the Company is able to replace the reserves and production disposed of, continued operating losses are anticipated. Furthermore, there is no assurance that efforts to restore previous reserve and production levels will be successful.

The timing of most of the Company's capital expenditures is discretionary.
There are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. Presently, the Company is using existing working capital and internally generated cash flow from oil and gas sales to fund capital expenditures and overhead requirements. The level of capital expenditures will vary in future periods depending on the success it experiences in its development and exploratory drilling activities, gas and oil price conditions and other related economic factors. In addition to internally generated cash flow, additional bank debt financing may be used in future periods for oil and gas wells completed on its prospects. During fiscal 1997, the Company issued 2,000,000 common shares for net proceeds, after commissions and direct expenses, of Canadian $907,561 (U.S. $670,888). In connection with the stock issuance, the Company issued 2,000,000 Class B Warrants which are exercisable into 2,000,000 common voting shares at a price of Canadian $0.60 per share. The Class B Warrants have expiration dates ranging from December 10, 1997 to February 12, 1998. In addition, the Company issued 150,000 common voting shares as a corporate finance fee and 350,000 Class C Warrants for services rendered in connection with the offering. The Class C Warrants are exercisable into 350,000 common voting shares at a price of Canadian $0.50 per share and expire on February 12, 1998. The net proceeds of these offerings have been or will be used as part of the capital necessary for the Company to conduct 3-D seismic and drill wells in connection with the Company's California exploration activities.


COMPARISON RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

During the year ended March 31, 1997, the Company experienced an increase in oil and gas revenues as compared to the prior year period due to increased oil production and higher oil and gas prices.

Oil and gas sales for the year ended March 31, 1997 were $272,859 compared to $211,729 for the year ended March 31, 1996, a 29% increase. Company net oil production totaled 4,821 bbls. in the latest period as compared to 4,107 bbls. during the prior year period, a 17% increase. Average crude oil prices were $20.82 per barrel in the year ended March 31, 1997 compared to $16.93 in the prior year period, a 23% increase. Company net gas production totaled 103,251mcf in the latest period as compared to 126,823 mcf during the prior year period, a 19% decrease. Average gas prices were $1.67 per mcf in the year ended March 31, 1997 compared to $1.06 in the prior year period, a 58% increase.

Sales of oil and gas properties and cost of properties sold increased materially in the fiscal year 1997 compared to fiscal year 1996 due to the sale during fiscal 1997 of producing properties located in Kansas in the amount of $132,500 and sales of unproven properties located totaling $210,193, of which $180,000 resulted from the sale of the Company's undeveloped acreage in its Shaman (Wyoming) Prospect.

General and administrative expenses for the year ended March 31, 1997 and 1996
were $509,807 and $448,099, respectively, a $61,708 (14%) increase.   The
increase was due to indirect expenses related to the private placement and investor relations activities.

Oil and gas production expenses (lease operating and production tax expense combined) for the year ended March 31, 1997 and 1996 were $110,050 and $90,948, respectively, a $19,102 (21%) increase. The increase in production expense resulted primarily from higher costs associated with the Company's gas wells in Southeastern Colorado.

Unsuccessful exploration and abandonment costs increased from $198,255 last year to $236,141 in the latest fiscal year. Geologic, geophysical and delay rentals increased from $157,706 last year to $316,612 in the latest fiscal year. The $158,906 (101%) increase in geologic, geophysical and delay rentals expense is due to the Company's expanded exploration program. The Company follows the successful efforts method of accounting which requires it to charge the cost of exploratory dry holes and leasehold abandonment costs to operations in the period incurred. Furthermore, all geological and geophysical costs and delay rentals are expensed immediately when incurred, regardless of whether they result in a commercially successful discovery of hydrocarbons. The Company was engaged in exploration activities during fiscal 1997 involving large up-front geologic and geophysical costs, such as the California Merlin Prospect 3-D seismic survey ($275,814 net to the Company's interest), which resulted in a significant charge to operations in fiscal 1997.

Impairment of oil and gas properties of $222,499 resulted from the writedown of costs associated with the Company's Michigan and Colorado properties.
Management has determined that the net book value associated with the properties as of March 31, 1997 exceeds the realizable value of those properties. Realizable value was determined by using an expected sales price in the case of the Colorado properties where market value is determinable. Realizable value was determined by using future estimated net cash flows (discounted to present value using a 10% factor) in the case of the Michigan properties where market value is not readily determinable.

SUBSEQUENT EVENTS

Subsequent to March 31, 1997 the Company drilled two exploratory wells on its acreage in California. One well has been completed and will be placed on production in July. The Company's estimated cost for its 40% working interest in the two wells is $232,000. In addition, the Company is final negotiations to acquire an interest in a pipeline, a producing well and undeveloped acreage at a net cost to the Company of $86,000. The Company is tentatively planning to drill two additional wells on its acreage in California. Two additional wells are planned for drilling in 1997, one in Wyoming and one in Illinois. It is anticipated that these activities together with others that may be entered into will impose financial requirements which will exceed the existing working
capital of the Company.   Management does not believe that it is currently
feasible to raise additional capital through equity or debt financing and is pursuing a strategy of selling non-strategic assets and reducing its working interest participation in planned wells. If the planned drilling activity is not successful, then the Company will have to take further steps to reduce general and administrative expenses.

INFLATION

In recent years inflation has not had a significant impact on the Company's operations or financial condition. However, during the current fiscal year 1998, the company has experienced difficulty in securing drilling rigs, drill stem testers and other field services in connection with drilling its wells.
Although it is not possible to accurately predict whether such shortages will continue in future periods, they are likely to put upward pressure on costs incurred to explore for, acquire, drill, complete and operate oil and gas properties and the unavailability of drilling and related services may impose delays in the Company's planned drilling activities.

INCOME TAXES

Sharon Energy Ltd. and Sharon Resources, Inc., file separate income tax returns in Canada and the United States, respectively.

The fiscal 1997 benefit for income taxes of $58,000 relates entirely to U.S. book loss which is classified as deferred. The deferred portion of the benefit arises from timing differences in the recognition of revenue and expense items for tax and financial purposes.

As of March 31, 1997, Sharon Energy Ltd. had a tax loss carry-forward of approximately $103,000, available to offset taxable income in future years. This expires in the years ended 1998 to 2004 for Sharon Energy Ltd. Sharon Resources, Inc. had a tax loss carry-forward of $1,168,000 as of March 31, 1997 which will expire in the year 2011.

Sharon Resources, Inc. also has a carryover for statutory depletion of approximately $468,000 and $31,000 for the general business credit for which no benefit has been recognized.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




INDEX                                                                       PAGE
-----                                                                       ----

Auditors' Report.........................................................    17
Consolidated Balance Sheets .............................................    18
Consolidated Statements of Operations....................................    20
Consolidated Statements of Shareholders' Equity..........................    21
Consolidated Statements of Cash Flows....................................    22
Notes to Consolidated Financial Statements...............................    24
Unaudited Supplementary Petroleum and Natural Gas Reserve Information....    35

                                       AUDITORS' REPORT


To the Shareholders of Sharon Energy Ltd.:

We have audited the consolidated balance sheets of Sharon Energy Ltd. as at March 31, 1997 and 1996 and the consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.






Calgary, Alberta,                                     ARTHUR ANDERSEN & CO.
June 17, 1997.                                        Chartered Accountants

                                       SHARON ENERGY LTD.


                                  CONSOLIDATED BALANCE SHEETS
                                  (expressed in U.S. dollars)




                                                                                   March 31,
                                                                            ------------------------
                                       ASSETS                                 1997            1996
                                                                            ----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                $ 341,464     $  379,133
   Short-term investments                                                    -                53,050
   Accounts receivable-
      Oil and gas sales                                                        51,542         68,948
      Joint interest billing                                                   38,926         13,044
      Other                                                                   139,125         42,852
   Prepaid expenses                                                             8,873          8,873
                                                                            ----------    ----------
           Total current assets                                               579,930        565,900
                                                                            ----------    ----------
OIL AND GAS PROPERTIES, using the successful efforts
   method of accounting, at cost (Notes 2 and 3)                              583,378        793,135
      Less- Accumulated depreciation, depletion, amortization
           and impairments                                                   (192,336)       (92,336)
                                                                            ----------    ----------
                                                                              391,042        700,799
                                                                            ----------    ----------
FURNITURE, FIXTURES AND EQUIPMENT, at cost, less
   accumulated depreciation of $187,653 and $173,296, respectively             17,041         25,765
                                                                            ----------    ----------
                                                                            $ 988,013     $1,292,464
                                                                            ----------    ----------
                                                                            ----------    ----------



APPROVED ON BEHALF OF THE BOARD:

/s/ Jack S. Steinhauser    , Director   /s/ David L. Bennington     , Director
---------------------------             ----------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                       SHARON ENERGY LTD.


                                 CONSOLIDATED BALANCE SHEETS
                                 (expressed in U.S. dollars)



                                                                                   March 31,
                                                                            ------------------------
            LIABILITIES AND SHAREHOLDERS' EQUITY                              1997            1996
                                                                            ----------    ----------

CURRENT LIABILITIES:
     Accounts payable                                                       $  86,332     $  103,218
     Advances from joint ventures                                              30,379         54,850
     Production and severance taxes payable                                    10,846         13,682
                                                                            ----------    ----------
           Total current liabilities                                          127,557        171,750
                                                                            ----------    ----------
DEFERRED INCOME TAXES (Notes 2, 6 and 8)                                             -        58,000
                                                                            ----------    ----------
DEFERRED RENT (Note 7)                                                         46,747         53,903
                                                                            ----------    ----------
SHAREHOLDERS' EQUITY:
     Preferred shares, no par value; 25,000,000 shares authorized,
     none outstanding                                                               -              -
     Common shares, no par value; 100,000,000 shares authorized,
     5,863,800 and 3,514,800 shares outstanding, respectively               1,692,725      1,326,802
     Warrants outstanding                                                     341,880              -
     Retained deficit                                                      (1,183,604)      (268,168)
     Treasury shares; 37,200 and 49,700 shares, respectively (at cost)        (37,292)       (49,823)
                                                                            ----------    ----------
     Total shareholders' equity                                               813,709      1,008,811
                                                                            ----------    ----------
                                                                            $ 988,013     $1,292,464
                                                                            ----------    ----------
                                                                            ----------    ----------


The accompanying notes are an integral part of these consolidated financial statements.

                                       SHARON ENERGY LTD.


                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (expressed in U.S. dollars)



                                                           Year Ended March 31,
                                                      ---------------------------
                                                           1997           1996
REVENUES:
   Oil and gas sales                                  $   272,859    $   211,729
   Sales of oil and gas properties                        342,693         21,864
   Interest income                                          7,507         46,894
                                                      -----------    -----------
                                                          623,059        280,487
                                                      -----------    -----------
COSTS AND EXPENSES:
   Lease operating                                         91,625         82,611
   Production and severance taxes                          18,425          8,337
   Cost of properties sold                                 79,467          -
   General and administrative                             509,807        448,099
   Depreciation, depletion and amortization               114,357         72,534
   Geological and geophysical and delay rentals           316,612        157,706
   Unsuccessful exploration and abandonments              236,141        198,255
   Impairment of oil and gas properties                   222,499          -
   Interest                                                   488          3,035
                                                      -----------    -----------
                                                        1,589,421        970,577
                                                      -----------    -----------
LOSS BEFORE INCOME TAXES                                 (966,362)      (690,090)

INCOME TAX BENEFIT                                        (58,000)       (94,692)
                                                      -----------    -----------
NET LOSS                                              $  (908,362)   $  (595,398)
                                                      -----------    -----------
                                                      -----------    -----------

NET LOSS PER SHARE (Note 2):
   Basic                                                    $(.22)         $(.18)
                                                             ----           ----
                                                             ----           ----
   Fully diluted                                              N/A            N/A
                                                             ----           ----
                                                             ----           ----

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING:
      Basic                                             4,222,595      3,350,851
                                                      -----------    -----------
                                                      -----------    -----------
      Fully diluted                                     4,834,121      3,467,091
                                                      -----------    -----------
                                                      -----------    -----------



The accompanying notes are an integral part of these consolidated financial statements.

                                       SHARON ENERGY LTD.


                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            FOR THE YEARS ENDED MARCH 31, 1996 AND 1997
                                  (expressed in U.S. dollars)





                                              Common Shares                                Retained             Treasury Shares
                                         ---------------------------       Warrants        Earnings             ---------------
                                            Shares        Amount         Outstanding       (Deficit)          Shares      Amount
                                         ------------   ------------    ------------      -----------     ---------- -------------
BALANCES, March 31, 1995                    3,326,800     $1,292,022               -       $  327,230         49,700     $ (49,823)

    Exercise of stock options                 188,000         34,780               -                -              -             -
    Net loss                                        -              -               -         (595,398)             -             -
                                         ------------   ------------       ---------      -----------     ---------- -------------
BALANCES, March 31, 1996                    3,514,800      1,326,802               -         (268,168)        49,700       (49,823)

    Exercise of stock options                 199,000         36,915               -                -              -             -
    Issuance of treasury shares                     -              -               -           (7,074)       (12,500)       12,531
    Sale of shares and warrants (Note 4)    2,150,000        329,008         341,880                -              -             -
    Net loss                                        -              -               -         (908,362)             -             -
                                         ------------   ------------       ---------      -----------     ---------- -------------
BALANCES, March 31, 1997                    5,863,800     $1,692,725       $ 341,880    $  (1,183,604)        37,200      $(37,292)
                                         ------------   ------------       ---------      -----------     ---------- -------------
                                         ------------   ------------       ---------      -----------     ---------- -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                       SHARON ENERGY LTD.


                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (expressed in U.S. dollars)




                                                                   Year Ended March 31,
                                                                --------------------------
                                                                   1997            1996
                                                                ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(908,362)       $(595,398)
   Noncash expenses and revenues included in net loss:
     Depreciation, depletion and amortization                     114,357           72,534
     Impairment of oil and gas properties                         222,499             -
     Write-off of lease costs                                     202,907            8,040
     Deferred income taxes                                        (58,000)         (33,000)
     Gain on sales of oil and gas properties                     (263,226)         (21,864)
   Increase in accounts receivable                               (104,749)         (49,345)
   Decrease in accounts payable                                   (16,886)         (73,558)
   (Decrease) increase in advances from joint ventures            (24,471)          38,276
   Decrease in production and severance taxes payable              (2,836)          (6,823)
   Decrease in deferred rent                                       (7,156)          (1,808)
                                                                ----------       ---------
     Net cash used in operating activities                       (845,923)        (662,946)
                                                                ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                         36,915           34,780
   Proceeds from sale of shares and warrants, net                 670,888             -
                                                                ----------       ---------
     Net cash provided by financing activities                    707,803           34,780
                                                                ----------       ---------


The accompanying notes are an integral part of these consolidated financial statements.

                                       SHARON ENERGY LTD.


                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (expressed in U.S. dollars)




                                                                   Year Ended March 31,
                                                              ----------------------------
                                                                 1997              1996
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas property expenditures                            $(289,659)       $(342,652)
   Proceeds from sales of oil and gas properties                  342,693           81,625
   Acquisition of furniture, fixtures and equipment                (5,633)            (839)
   Sale of short-term investments, net                             53,050          545,721
                                                                ---------        ---------
             Net cash provided by investing activities            100,451          283,855
                                                                ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (37,669)        (344,311)

CASH AND CASH EQUIVALENTS, beginning of year                      379,133          723,444
                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, end of year                          $ 341,464        $ 379,133
                                                                ---------        ---------
                                                                ---------        ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for-
     Income taxes                                               $   -            $  20,500
                                                                ---------        ---------
                                                                ---------        ---------

     Interest                                                   $     488        $   3,035
                                                                ---------        ---------
                                                                ---------        ---------

The accompanying notes are an integral part of these consolidated financial statements.

                                       SHARON ENERGY LTD.


                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts expressed in U.S. dollars unless indicated otherwise)


(1)  ORGANIZATION AND OPERATIONS

     THE COMPANY

Sharon Energy Ltd. (the "Company") was incorporated under the laws of the Province of British Columbia, Canada on February 15, 1980, and is engaged primarily in oil and gas exploration, development and production in the United States through its wholly owned subsidiary, Sharon Resources, Inc.

     OPERATIONS

Exploration drilling is scheduled during fiscal 1998 on the Company's California acreage. It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements which will exceed the existing working capital of the Company. Management is evaluating selling producing and non-producing leaseholds and reducing its working interest percentage in proposed exploratory wells to finance its continued participation in the wells. In the event these efforts are unsuccessful, the Company will be compelled to reduce the scope of its business activities and take further steps to reduce general and administrative expenses.

(2)  ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These consolidated financial statements would not be materially different if they had been prepared using GAAP in the United States. Sharon Energy Ltd. would have to account for income taxes under the provisions of Statement of Financial

Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which is not in accordance with Canadian GAAP. SFAS 109 requires the liability method of accounting for income taxes whereas Canadian GAAP
requires the deferral method.   Additionally, the limitation of capitalized
costs, including consideration for site restoration costs, under Canadian GAAP for ceiling limitations differs from U.S. GAAP. This ceiling test is similar to the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued in the United States. SFAS 121 requires a company to examine its carrying value of proved properties whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Generally, the basis for making such assessments is based on future cash flow projections (see Note 8).

     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Sharon Energy Ltd. and Sharon Resources, Inc., after elimination of all significant intercompany accounts and transactions. Because virtually all transactions are in United States dollars, the consolidated financial statements have been prepared in United States dollars.

     USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     OIL AND GAS PROPERTIES

The successful efforts method of accounting is followed for oil and gas producing activities. Acquisition costs as well as the costs of productive wells and developmental dry holes are capitalized when incurred. The costs of exploratory wells are initially capitalized pending the determination as to whether they have successfully added proved reserves. Unsuccessful exploratory well costs are ultimately charged to operations. Acquisition costs of unproved oil and gas properties are periodically evaluated for impairment in value on a prospect-by-prospect basis and are charged to operations during the period of impairment. All other exploration costs, including geological and geophysical costs and delay rentals, are charged to operations when incurred.

Depreciation, depletion and amortization of the capitalized costs of proved properties is provided on a well-by-well basis by the unit-of-production method based upon estimates of proved oil and gas reserves.

The ceiling limitation of net book value of proved oil and gas properties is limited to management's estimate of future net revenues less estimated general and administrative costs, interest expense and income taxes, all on an undiscounted basis. Additionally, upon the expected sale of proved properties, the remaining net capitalized value is impaired if the expected sales price is less than net book value.

     JOINT VENTURES

Substantially all exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company's proportionate interest in such activities.

The Company is reimbursed for certain overhead costs incurred in connection with the joint ventures. These reimbursements amounted to approximately $19,000 and $29,000 during fiscal

1997 and 1996, respectively. These amounts were recorded as a reduction of general and administrative expense.

     REVENUE RECOGNITION

Revenue is recognized as oil and gas production and delivery occurs.

     FURNITURE, FIXTURES AND EQUIPMENT

Depreciation is provided on furniture, fixtures and equipment using the straight-line method over estimated service lives which range from five to eight years.

     INCOME TAXES

The deferral method of tax allocation accounting is followed under which the income tax benefit is based on the results of operations reported in the accounts. The difference between the income tax benefit and taxes currently payable is reflected as "deferred income taxes".

     NET LOSS PER SHARE

Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during the respective years. In fiscal 1997 and 1996, no disclosure was made of fully dilutive loss per share as the effects of outstanding stock options and warrants were antidilutive.

     CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.

(3)  SUMMARY OF OIL AND GAS OPERATIONS

Information related to oil and gas operations is summarized as follows:

                                                              March 31,
                                                        -----------------------
                                                          1997           1996
                                                        ---------      --------
Capitalized costs-
  Proved properties                                     $ 473,178      $644,926
  Unproved properties                                     110,200       148,209
Less- Accumulated depreciation, depletion,
   amortization and impairments                          (192,336)      (92,336)
                                                        ---------      ---------
                                                        $ 391,042      $700,799
                                                        ---------      ---------
                                                        ---------      ---------

Costs incurred in oil and gas producing activities are as follows:

                                                           Year Ended March 31
                                                        -----------------------
                                                           1997          1996
                                                        ---------     ---------
     Property acquisition                               $  90,095     $  54,733
                                                        ---------     ---------
                                                        ---------     ---------
     Exploration                                        $ 680,372     $ 519,987
                                                        ---------     ---------
                                                        ---------     ---------
     Development                                        $  77,401     $ 123,893
                                                        ---------     ---------
                                                        ---------     ---------

All oil and gas properties are located in the United States. Oil and gas sales to three purchasers accounted for approximately 64%, 22% and 13% of total sales during the year ended March 31, 1997. Sales to three purchasers accounted for approximately 54%, 26% and 14% of total sales during the year ended March 31, 1996.

(4)  PRIVATE PLACEMENT

During fiscal year 1997, the Company issued 2,000,000 equity units at CDN $0.50 through a private placement. Each unit entitled the purchaser to one share of common stock and one warrant to purchase common stock at CDN $0.60. For accounting purposes, the warrants were valued using the Black-Scholes Model. The following table summarizes the private placement transactions and warrants outstanding as of March 31, 1997:


                                       Common Shares                     Warrants Outstanding                     Exercise
                                    ------------------------      ----------------------------------------        Price in
                                      Shares         Amount         Units         Amount         Expiration      Canadian $
                                    ---------      ---------      ---------      ---------      ----------       ----------
1. Tranch one                         600,000      $ 136,447        600,000       $ 85,553       12/10/97          $0.60
2. Tranch two                       1,400,000        318,375      1,400,000        199,625        2/12/98           0.60
3. Shares and warrants
   issued as commission               150,000        (56,702)       350,000         56,702        2/12/98           0.50
4) Direct offering expenses             -            (69,112)         -              -
                                    ---------      ---------      ---------       --------
                                    2,150,000      $ 329,008      2,350,000       $341,880


(5)  STOCK OPTIONS

Under the Employee Stock Incentive Plan (the "Plan") directors, officers, key employees and consultants of the Company are entitled to receive incentive stock options. The Plan is administered by the Board of Directors. Options may be granted under the Plan for common shares up to 10% of the total outstanding shares at the time of grant. The share option price may not be less than 100% of the average trading price for ten trading days prior to the date of grant. Options granted pursuant to the Plan must be exercised within five years following the date of grant.

The following table summarizes the changes in the number of shares reserved for the exercise of stock options (per share prices are in Canadian dollars):



                                          Year Ended March 31
                                         --------------------
                                           1997       1996
                                         --------   --------
     BALANCE, beginning of year           308,000    300,000

     Canceled                                -      (112,000)
     Granted                              470,000    308,000
     Exercised ($0.25 per share)         (199,000)  (188,000)
                                         --------   --------
     BALANCE, end of year                 579,000    308,000
                                         --------   --------
                                         --------   --------


The options are exercisable as follows at March 31, 1997:


                    Price
                  (Canadian
     Shares         Dollars)     Expiration Date
     --------     ----------     ---------------
      84,000         $0.25       December 5, 2000
      25,000         $0.29       December 5, 2000
     279,000         $0.69       January 7, 2002
     191,000         $0.90       February 14, 2002
     -------
     579,000
     -------
     -------

 (6) INCOME TAXES

Sharon Energy Ltd. and Sharon Resources, Inc., file separate income tax returns in Canada and the United States, respectively. The benefit for income taxes relates entirely to U. S. book loss and is comprised of the following:


                                 Year Ended March 31,
                                 --------------------
                                   1997       1996
                                 ---------  ---------

     Current                     $   -       $(61,692)
     Deferred                     (58,000)    (33,000)
                                 --------    --------
                                 $(58,000)   $(94,692)
                                 --------    --------
                                 --------    --------

The income tax benefit for income taxes in the Consolidated Statements of Operations varies from the income tax benefit for income taxes calculated at the Canadian statutory rate. The following table reconciles the main differences:


                                                          Year Ended March 31,
                                                       ------------------------
                                                         1997           1996
                                                       ---------      ---------

     Loss before income tax benefit                    $(966,362)     $(690,090)
     Statutory rate                                         44.3%          44.3%
                                                      ----------      ---------
     Expected tax benefit                               (428,098)      (305,710)
     Loss in parent company for which no tax
        benefit is provided                               11,174          2,679
     Difference in tax rates on U.S. operations           96,937         70,456
     U. S. loss carryforward for which no tax
        benefit is provided                              260,097        138,318
     State taxes and other                                 1,890           (435)
                                                      ----------      ---------
                                                      $  (58,000)     $ (94,692)
                                                      ----------      ---------
                                                      ----------      ---------

The benefit for deferred income taxes arises from timing differences in the recognition of revenue and expense items for tax and financial statement purposes. The tax effects of these differences during fiscal 1997 and 1996 are as follows:



                                                         Year Ended March 31,
                                                       ------------------------
                                                         1997            1996
                                                       ---------       --------

     Exploration and development costs                 $(118,649)      $(40,370)
     Depreciable property, plant and equipment            60,649          7,370
                                                       ---------       ---------
     Deferred income tax benefit                       $ (58,000)      $(33,000)
                                                       ---------       --------
                                                       ---------       --------


As of March 31, 1997, Sharon Energy Ltd. and Sharon Resources, Inc. had tax loss carryforwards of approximately $103,000 and $1,168,000, respectively, available to offset taxable income in future years. These expire in the years ended 1998 to 2004 for Sharon Energy Ltd. and 2011 for Sharon Resources, Inc. Sharon Resources, Inc. also has a carryovers of approximately $468,000 for statutory depletion and $31,000 for the general business credit, for which no benefit has been recognized.

(7)  OTHER

     RELATED PARTY TRANSACTIONS

Office space is sublet on a month to month basis to a company owned by an officer and his family. The sublease provides for minimum annual rentals of approximately $19,000.

During fiscal 1997 and 1996, a company owned by an officer and director and his family entered into joint venture agreements with the Company on the same terms offered or sold to others whereby it has a working interest in certain wells drilled. These agreements cover future wells drilled within the same prospect. The Company had a net payable of approximately $7,000 and $9,000 as of March 31, 1997 and 1996, respectively, for these joint venture agreements.

     RESTRICTIONS ON TAKEOVER BIDS

During fiscal 1988, the Board of Directors amended the Articles of the Company to add the following restrictions regarding takeover bids: (a) any offer to acquire 20% or more of the Company must be approved by at least 60% of the Company's shareholders, and (b) any takeover offer to acquire the Company's shares shall be offered on identical terms to all shareholders.

     REMUNERATION OF MANAGEMENT

The aggregate remuneration paid or payable for the years ended March 31, 1997 and 1996, to directors and senior officers as defined in the British Columbia Company Act, amounted to approximately $195,000 and $203,000, respectively.

     LEASES

In January 1992, the Company moved to a new office location. The lease agreement provides for an 84-month term expiring in December 1998. Monthly rent payments under the lease agreement commenced in April 1992. The Company is recognizing rent expense ratably over the term of the lease. Total minimum future rental payments under this lease are as follows:

     Fiscal 1998                                        $135,000
     Fiscal 1999                                         109,000
                                                        --------
                                                        $244,000

During fiscal 1997 and 1996, rental expense was approximately $134,000 and $108,000, respectively. These amounts were offset in part by sublease rental income received during the years of approximately $79,000 and $75,000, respectively.

     INCENTIVE AWARD PLAN

The Company has an Incentive Award Plan whereby the Board of Directors can grant incentive awards to eligible corporate officers and key employees. The total amount of incentive awards to be granted may, at the discretion of the Board of Directors, be up to 12% of the consolidated before-tax annual profit of the Company. Incentive awards to eligible officers and key employees are solely at the discretion of the Board of Directors, both as to selection of participants and amount of individual awards, and shall be made on an annual basis to eligible participants following the release of the final audited, fiscal yearend financial statements. No incentive award grants were made during fiscal 1997 and 1996.

     EMPLOYEE ROYALTY POOL

Overriding royalties for certain prospects are granted to certain officers and key employees as discretionary incentive awards. The production from these royalties are paid directly to the participants.

(8)  DIFFERENCES BETWEEN CANADIAN AND United States
     GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     LOSS PER SHARE

Net loss per common share in accordance with U.S. GAAP is as follows:


                                                      Year Ended March 31,
                                                      --------------------
                                                       1997       1996
                                                       -----      -----
                                                    (expressed in U.S. dollars)
       Primary                                         $(.22)     $(.18)
                                                       -----      -----
       Fully diluted                                     N/A        N/A


In calculating U.S. GAAP primary loss per share, no consideration was given to stock options and warrants as their effects were anti-dilutive.

In February 1997, Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued in the United States, effective for the Company in fiscal 1998. The adoption of SFAS 128 by the Company would not have had a material impact on the loss per common share for fiscal 1997 or fiscal 1996.

The effects of SFAS 109 and SFAS 121 would not cause the consolidated financial statements to differ materially from Canadian GAAP. However, under U.S. GAAP a deferred tax asset of approximately $551,000 and $296,000 would exist and be fully reserved for with a valuation allowance as it is more likely than not that the deferred tax asset at March 31, 1997 and 1996, respectively, would not be realizable. The net deferred tax asset would consist primarily of U.S. net operating loss carryforward and carryover statutory depletion.

                                 SHARON ENERGY LTD.

                              UNAUDITED SUPPLEMENTARY

                   PETROLEUM AND NATURAL GAS RESERVE INFORMATION



The following supplementary information is presented in compliance with United States Securities and Exchange Commission ("SEC") regulations and is not covered by the report of the Company's independent auditors.

The information required to be disclosed for the fiscal years 1997 and 1996 in accordance with FASB Statement No. 69, "Disclosures About Oil and Gas Producing Activities," is discussed below and is further detailed in the following tables.

The reserve quantities and valuations for fiscal 1997 and 1996 are based upon estimates by Norstar Petroleum, Inc. and Company management. Proved reserves are the estimated quantities of petroleum and natural gas which are reasonably certain of recovery in future years from known reservoirs under existing operating conditions assuming current prices and costs.

Proved developed reserves are those that can be recovered through existing wells with existing equipment and existing (either operating or tested) recovery techniques. The Company's producing reserves include those expected to be produced from existing completion intervals now open for production in existing wells.

The Company wishes to emphasize that the estimates included in the following tables are by their nature inexact and are subject to changing economic, operating and contractual conditions.

                              SHARON ENERGY LTD.

       CHANGES IN QUANTITIES OF PROVED PETROLEUM AND NATURAL GAS RESERVES

             FOR THE YEARS ENDED MARCH 31, 1997 AND 1996 (Unaudited)


                                                        Oil            Gas
           PROVED RESERVES                             (Bbls)        (Mcf's)
-----------------------------------------              ------      ---------

Balance at March 31, 1995                              11,911      1,183,657

     Production                                        (4,107)      (126,823)
     Extensions and discoveries                        25,337      1,402,143
     Revisions of previous estimates                   (3,070)        (9,189)
                                                      -------      ---------
Balance at March 31, 1996                              30,071      2,449,788

     Sale of reserves in place                        (17,272)         -
     Production                                        (4,821)      (103,251)
     Extensions and discoveries                         4,278          -
     Revisions of previous estimates                   (7,506)      (119,537)
                                                      -------      ---------
Balance at March 31, 1997                               4,750      2,227,000
                                                      -------      ---------
                                                      -------      ---------


                                                         Oil          Gas
                                                      -------      ---------
     PROVED DEVELOPED RESERVES                         (Bbls)        (Mcf's)
-----------------------------------------             -------      ---------

March 31, 1995                                         11,911      1,183,657
                                                       ------      ---------

March 31, 1996                                         30,071      1,047,645
                                                       ------      ---------

March 31, 1997                                          4,750        822,039
                                                       ------      ---------

    Subsequent to yearend, the client incurred approximately $158,000 in drilling and completion costs on a successful well on their California acreage. This well has estimated proved reserved of 1,000,000 Mcf that have not been included in the above table.

                               SHARON ENERGY LTD.

             STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

       RELATING TO PROVED PETROLEUM AND NATURAL GAS RESERVES (Unaudited)

For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying yearend prices to estimated annual future production from proved oil and gas reserves. The average yearend prices for oil were $19.30 and $19.20 per barrel at March 31, 1997 and 1996, respectively. The average yearend prices for gas were $1.24 and $1.35 per Mcf at March 31, 1997 and 1996, respectively. Future development and production costs were computed by applying yearend costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, yearend statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.


                                                    Year Ended March 31,
                                                  ------------------------
                                                    1997            1996
                                                  ---------       --------
                                                 (expressed in U.S. dollars)

     Future cash inflows                         $ 2,844,000      $ 3,183,000
     Future costs-
       Production                                 (1,296,000)      (1,397,000)
       Development                                  (292,000)        (293,000)
                                                 -----------      -----------
     Future net cash inflows before
       income tax                                  1,256,000        1,493,000
     Future income tax                              (273,000)        (343,000)
                                                 -----------      -----------
     Future net cash flows                           983,000        1,493,000
     10% discount factor                            (400,000)        (368,000)
                                                 -----------      -----------
     Standardized measure of discounted
       future net cash flows                     $   583,000      $   782,000
                                                 -----------      -----------
                                                 -----------      -----------

                               SHARON ENERGY LTD.

        CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH

       FLOWS FROM PROVED PETROLEUM AND NATURAL GAS RESERVES (Unaudited)

                              QUANTITIES (Unaudited)


The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                    Year Ended March 31,
                                                  ------------------------
                                                    1997            1996
                                                  ---------       --------
                                                 (expressed in U.S. dollars)


Standardized measure of discounted future
  net cash flows--beginning of year               $ 782,000         $ 347,000
Sales and transfers net of production costs        (163,000)         (121,000)
Net changes in sales and transfer prices,
  net of production                                 129,000           363,000
Extensions and discoveries, net of future
  costs                                              49,000           470,000
Sales of reserves in place                         (163,000)             -
Revisions of quantity estimates                     (75,000)          (19,000)
Accretion of discount                               102,000            48,000
Income tax change                                    71,000           (97,000)
Changes in production rates and other              (149,000)         (209,000)
                                                  ---------         ---------
Standardized measure of discounted future
  net cash flows--end of year                     $ 583,000         $ 782,000
                                                  ---------         ---------
                                                  ---------         ---------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning this item will be in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information concerning this item will be in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this item will be in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS CONDITION AND RESULTS OF OPERATION

Information concerning this item will be in the Company's 1997 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

     3   - Articles of Incorporation and By Laws (1)

     3-a --"Companies Act" Memorandum of Sharon Energy Ltd. Dated
           February 4, 1980 (1)
     3-b - "Company Act" Altered Memorandum of Sharon Energy Ltd. whereby the Articles of the Registrant be altered by changing the authorized capital of the Company (1)
     3-c - Special Resolution dated September 6, 1985 whereby the Articles of the Registrant be altered by adding
              thereto Part 24.1 - Directors Rights to Issue in One or More Series and Part 24.2 - Winding up rights (1)
     3-d - Special Resolution dated September 11, 1987 whereby  the Articles of the Registrant be altered by adding
               thereto Part 25.1 and 25.2 - Restrictions on Takeover Bids (1)
     4  -- Instruments defining the rights of security holders, including indentures (1)
     10-ii (A) #1 - Falcon Prospect Agreement dated September 1, 1994 between the Registrant and Pearson Energy Corp. (1)
     10-ii (A) #4 - Agreement to sublease Office Space between the Registrant and Pearson Energy Corp. (1)
    10-iii (A) #1 - Executive Compensation (1)
    10-iii (A) #2 - Stock Options Plan (1)
    10-iii (A) #3 - Incentive Award Plan (1)
    10-iii (A) #4 - Employee Royalty Pool Plan (special resolution) dated
               June 16, 1987 (1)
    Subsidiaries of the Registrant (1)
    28-i    Form 8-K dated February 17, 1997 (2)

----------------

  (1) Incorporated by reference to the Company's 1996 Form 10-KSB
  (2) Incorporated by reference to the Company's Form 8-K dated
      February 17, 1997


B)   REPORTS ON FORM 8K

The Company filed a report on Form 8-K on February 17, 1997, pertaining to the issuance of 1,700,000 unregistered securities pursuant to an exemption from registration under Regulation S of the Securities Act of 1933. Each unit consisted of one common voting share of the Company and one non-transferable Class B Common Stock Warrant entitling the purchaser thereof to purchase one additional common share of the Company at a price of Canadian $.60 per share to be exercised any time after, and within one year of the February 12, 1997 closing date of the offering. The Company received Canadian $801,000 in net proceeds from the offering. The Company issued 150,000 common shares as a corporate finance fee and, for services rendered in connection with the offering, an additional 350,000 common share purchase warrants (Class C Warrants) which are exercisable within one year of February 12, 1997. The Class C Warrants are exercisable at Canadian $.50 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of June, 1997.

                                              SHARON ENERGY LTD.

     Date: June 27, 1997

                                          By:  /s/ J. Chris Steinhauser
                                              ----------------------------
                                               J. Chris Steinhauser
                                               Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                      Title                     Date
             ---------                      -----                     ----

     /s/ Jack S. Steinhauser       Director, President, and        6/27/97
    ---------------------------    Chief Executive Officer
     Jack S. Steinhauser


     /s/ J. Chris Steinhauser      Executive Vice President        6/27/97
    ---------------------------    and
     J. Chris Steinhauser          Principal Accounting Officer

     /s/ David L. Bennington       Director                        6/27/97
    ---------------------------
     David L. Bennington

     /s/ R. Gary Kuster            Director                        6/27/97
    ---------------------------
     R. Gary Kuster