Form 10QSB
period 1997-06-30
SHARON ENERGY LTD
filed 1997-08-19
CIK 844680

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                     ------------------------------------
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTER ENDED JUNE 30, 1997

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----   OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes   X     No
                                 -----       -----


As of August 1, 1997, the Registrant had 5,863,800 shares of Common Stock, no par value, outstanding.

-------------------------------------------------------------------------------

                                    PART I

                             FINANCIAL INFORMATION

                       SHARON ENERGY LTD. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    (Unaudited - Expressed in U.S. dollars)

                                                         JUNE 30,      MARCH 31,
ASSETS                                                    1997           1997
                                                       -------------------------
CURRENT ASSETS:
  Cash and cash equivalents                            $  458,017     $  341,464
  Accounts receivable                                     400,170        229,593
  Prepaid expenses                                          8,873          8,873
                                                       -------------------------
Total current assets                                      867,060        579,930
                                                       -------------------------

OIL AND GAS PROPERTIES
  Successful efforts method of accounting,
    at cost                                               524,842        583,378
Less--accumulated depreciation, depletion
  and amortization                                       (209,167)      (192,336)
                                                       -------------------------
                                                          315,675        391,042
                                                       -------------------------

FURNITURE, FIXTURES AND EQUIPMENT
  at cost less accumulated depreciation                    13,342         17,041
                                                       -------------------------
                                                       $1,196,077     $  988,013
                                                       -------------------------
                                                       -------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                     $  330,327     $   86,332
  Advances from industry partners                         197,841         30,379
  Royalty and working interest owner payable               24,705              0
  Taxes payable                                             8,583         10,846
  Other payables                                            6,589              0
                                                       -------------------------
Total current liabilities                                 568,045        127,557
                                                       -------------------------

Deferred rent                                              42,363         46,747

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 25,000,000 shares
  authorized Common shares, no par value; 100,000,000
  shares authorized; 5,863,800 shares issued
  and outstanding at at June 30 and March 31, 1997,
  respectively                                          1,692,725      1,692,725
Less: treasury stock (37,200 shares at cost)              (37,292)       (37,292)
Warrants outstanding                                      341,880        341,880
Retained earnings                                      (1,411,644)    (1,183,604)
                                                       -------------------------
Total shareholders' equity                                585,669        813,709
                                                       -------------------------
                                                       $1,196,077     $  988,013
                                                       -------------------------
                                                       -------------------------

                      SEE NOTES TO FINANCIAL STATEMENTS

                                    PART I
                                  (CONTINUED)

                             FINANCIAL INFORMATION

                       SHARON ENERGY LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                     (Unaudited-Expressed in U.S. dollars)

                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
REVENUES                                                  1997          1996
                                                    ---------------------------
Oil and gas sales                                      $  22,725      $  83,615
Sales of oil and gas properties                          230,000              0
Other                                                      3,624          3,093
                                                    ---------------------------
                                                         256,349         86,708
                                                    ---------------------------
COSTS AND EXPENSES
Lease operating                                           14,723         19,172
Production taxes                                           1,457          3,017
General and administrative                               127,453        139,537
Depreciation, depletion and amortization                  20,530         18,139
Unsuccessful exploration, net                             61,652              0
Geologic, geophysical and delay rental costs              13,200         23,832
Cost of properties sold                                  245,175              0
Interest                                                     199             95
                                                    ---------------------------
                                                         484,389        203,792

Loss from operations                                    (228,040)      (117,084)
Income tax benefit                                             0              0
                                                    ---------------------------
Net loss                                               $(228,040)     $(117,084)
                                                    ---------------------------
                                                    ---------------------------

Loss per common share                                      $(.04)         $(.03)

Weighted average number of
 common shares outstanding                             5,863,800      3,514,800



                       SEE NOTES TO FINANCIAL STATEMENTS

                                    PART I
                                  (CONTINUED)

                             FINANCIAL INFORMATION

                       SHARON ENERGY LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    (Unaudited - Expressed in U.S. dollars)

                                                   THREE MONTHS ENDED JUNE  30,
                                                   ----------------------------
CASH FROM OPERATING ACTIVITIES:                           1997          1996
                                                   ----------------------------
  Net loss                                              $(228,040)     $(117,084)
  Noncash expenses and revenues included in net loss
     Depreciation, depletion and amortization              20,530         18,139
     Unsuccessful exploration, net                         60,164              0
     Cost of properties sold                              245,175              0
  (Increase) in accounts receivable                      (170,577)         4,871
  Increase (decrease) in accounts payable                 275,289        (45,656)
  Increase (decrease) in advances from industry
   participants                                           167,462        (21,408)
  (Decrease) in taxes payable                              (2,263)        (5,099)
  (Decrease) in deferred rent                              (4,384)        (1,789)
                                                    -----------------------------
        Net cash used for operating activities            363,356       (168,026)
                                                    -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                    -----------------------------
 Net cash provided by financing activities                      0              0
                                                    -----------------------------
                                                    -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas producing activities                       (246,803)       (38,911)
  Acquisition of furniture & equipment                          0         (3,092)
  Sale of short term investments                                0          3,050
                                                    -----------------------------
    Net cash used for investing activities               (246,803)       (38,953)
                                                    -----------------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    116,553       (206,979)

CASH AND CASH EQUIVALENTS, beginning of period            341,464        379,133
                                                    -----------------------------
CASH AND CASH EQUIVALENTS, end of period                $ 458,017      $ 172,154
                                                    -----------------------------
                                                    -----------------------------

                       SEE NOTES TO FINANCIAL STATEMENTS

                             FINANCIAL INFORMATION

                       SHARON ENERGY LTD. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 1. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and March 31, 1997 of Sharon Energy Ltd. and its subsidiary (the "Company") and the results of its operations and its cash flows for the three month periods ended June 30, 1997 and 1996. The accounting policies followed by the Company and other relevant financial statement footnotes are set forth in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997.

Note 2. The results of operations for the three months ended June 30, 1997 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.

Note 3. Earnings per share are computed by dividing net income by the summation of the weighted average number of common shares outstanding during the period and the dilutive effect of outstanding stock options and warrants. However, in the quarters ended June 30, 1997 and 1996, no consideration was given as their effects would be antidilutive or immaterial. Earnings per share, basic and diluted, would not differ materially if reported on a pro forma basis in conformance with Financial Accounting Standards No. 128 "Earnings Per Share."

Note 4. The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These consolidated financial statements would not be materially different if they had been prepared using generally accepted accounting principles in the United States under Statement of Financial Accounting Standards ("SFAS") 109 and 121. The provisions of SFAS 109 and 121 do not comply with GAAP in Canada and have not been adopted by the Company. The difference in accounting methods would result in no impact to the Company's Consolidated Statement of Operations for the three month period ended June 30, 1997. However, for U.S. GAAP purposes, the Company would reflect a deferred tax asset of approximately $551,000 which would be fully reserved for with a valuation allowance as it is more likely than not that the deferred tax asset would not be utilized at June 30, 1997. The net deferred tax asset would consist primarily of carryover statutory depletion and U.S. net operating loss carryforward.

                                    PART I
                                  -CONTINUED-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital surplus was $299,015 at June 30, 1997 compared to a surplus of $452,373 at March 31, 1997. The Company's working capital decreased due to expenditures in connection with the Company's oil and gas producing and exploration activities as more fully described below.

     Exploration drilling is planned during fiscal 1998 on the Company's prospects. In order to limit exploration expenditures to the Company's available working capital, management is selling producing and non-producing leasehold and reducing its working interest percentage in certain proposed exploratory wells. Management is limiting the Company's participation in exploratory wells to those which are considered to be in core areas of interest, principally California and Wyoming.

     In order to further preserve working capital, the Company is taking steps to reduce general and administrative expenses. Although the administrative cost reductions have not yet been fully implemented, the resultant loss of certain key personnel could impair the Company's ability to
carry out its business plan.   As of the date of this report, the Company
plans to terminate full time employment, effective September 15, 1997, for Messrs. Jack Steinhauser, J. Chris Steinhauser, and Cliff Clark who currently serve as President, Executive Vice President and Vice President of Exploration, respectively. The aforementioned individuals will continue in their capacities as officers of the Company and will consult to the Company as needed. The terms of any such consulting arrangements have not yet been determined. In addition, the Company plans to end full time employment for its Land Manager, effective September 15, 1997, and continue his services on a part time, yet to be determined basis.

     During the quarter ended June 30, 1997, the Company drilled two exploratory wells on its acreage in the Merlin Prospect located in California. One well has been completed and placed on production August 1, 1997 at a restricted rate of 800 mcf per day. Effective July 1, 1997 the Company sold half of its 40% working interest in the prospect to a third party. Under the terms of the sale, the Company will retain a 20% working interest in the prospect consisting of approximately 8,000 acres (gross) under lease or farmout agreements. The prospect also includes the producing well described above, a shut-in gas well, a gas gathering system and 15.5 square miles of 3-D seismic data. Under the terms of the agreement, the Company will receive an $80,000 cash payment and a carried (no-cost) 20% working interest on two wells through completion of the wells, and the Company will transfer operations on the prospect to the third party. The sale of the partial working interest in the prospect will allow the Company to improve its cash position and continue participation and development in the prospect at a substantially reduced cost.

     In July of 1997, the Company entered into a letter of intent to sell its 65.625% working interest, effective May 1, 1997, in three producing wells located in Baca County, Colorado. The sales price is $230,000 subject to adjustment for revenues received and expenses incurred subsequent to the effective date. In addition, the Company is finalizing arrangements to sell its 12.5% to 21.04% working interests in three wells located in Michigan for $35,000.

     The timing of most of the Company's capital expenditures is discretionary. There are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the

Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. Presently, the Company is using existing working capital and internally generated cash flow to fund overhead and capital expenditures. The level of capital expenditures will vary in future periods depending on the success it experiences in its development and exploratory drilling activities, oil and gas price conditions, the Company's ability to secure additional equity or debt funding, and other related economic factors.

RESULTS OF THREE MONTHS STATEMENT OF OPERATIONS

     During the three months ended June 30, 1997, the Company experienced a decrease in oil and gas revenues as compared to the prior year period due to dispositions of the Company's producing properties. The properties sold accounted for the majority of the Company's production revenues in the prior year periods.

     Oil and gas sales for the three months ended June 30, 1997 were $22,725 compared to $83,615 for the three months ended June 30, 1996, a 73% decrease. Company net oil production totaled 501 bbls. in the latest three months as compared to 1,388 bbls. during the prior year three month period, a 64% decrease. Average crude oil prices were $15.88 per barrel during the three months ended June 30, 1997 compared to $19.33 in the prior period, an 18% decrease. Gas production decreased from 30,509 mmbtu in the prior year period to 6,505 mmbtu in the three months ended June 30, 1997, a 79% decrease. The decrease is due to the sale, effective May 1, 1997, of Sharon's gas production in the three producing wells in Baca County, Colorado. The average gas price received in the latest period was $1.93 per mmbtu as compared to $1.44 per mmbu in the prior year period, a 35% increase.

     During the three months ended June 30, 1997, the Company sold working interests in three producing gas wells located in Colorado. Total cash proceeds to be realized are $230,000. The gross proceeds from this transaction are recorded as sales of oil and gas properties. The Company had net remaining unamortized costs associated with the properties sold of $245,175 which are recorded as cost of properties sold.

     General and administrative expenses for the three months ended June 30, 1997 and 1996 were $127,453 and $139,537, respectively, a $12,000 or 9%
decrease. The reasons for the decrease were cost cutting measures implemented by management.

     Oil and gas production expenses (lease operating and production tax expense combined) for the three months ended June 30, 1997 and 1996 were $16,180 and $22,189, respectively. The primary reason for the decrease was due to a reduced number of wells in which the Company has ownership in the current period as compared to the prior year period.

     Unsuccessful exploration expense increased from $0 last year to $61,652 in the current period due to exploratory drilling activity in the latest period. Geologic and geophysical costs and delay rentals decreased from $23,832 in the prior year period to $13,200 in the latest three month period due to decreased geologic expenditures.

COMPANY OUTLOOK

      As noted above, the Company is taking steps to reduce its overhead and capital expenditures. The Company is also proceeding to sell substantially all of its producing properties. Until the Company is able to replace the reserves and production sold in these transactions, continued operating losses are anticipated. The Company follows the successful efforts method of accounting which requires it to charge the cost of exploratory dry holes and leasehold abandonments to operations in the period incurred. In addition, all geological and geophysical costs and delay rentals are expensed immediately when incurred, regardless of whether they result in a commercially successful discovery of hydrocarbons. The Company's continued heavy emphasis on petroleum exploration will likely result in significant charges to current and future operations.

     Management intends to use the Company's existing working capital to fund prospect acquisition, exploration, exploitation, development and Company overhead requirements. The Company is evaluating additional prospects, which Management considers prospective.

                                    PART II

                               OTHER INFORMATION

NONE.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SHARON ENERGY LTD.



Date: August 14, 1997                  By: /s/ J. Chris Steinhauser
                                          ------------------------------------
                                          J. Chris Steinhauser
                                          Chief Financial Officer and
                                          Chief Accounting Officer