Form 10QSB
period 1997-09-30
SHARON ENERGY LTD
filed 1997-11-14
CIK 844680

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                     ------------------------------------
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----- SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
----- OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    ---------------



                      Commission File Number:  000-18337

                              SHARON ENERGY LTD.
            (Exact name of registrant as specified in its charter)


     BRITISH COLUMBIA, CANADA                       84-0820328
     (State of Incorporation)          (I.R.S. Employer Identification No.)


            5995 GREENWOOD PLAZA BLVD., #220, ENGLEWOOD, CO  80111
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

As of November 1, 1997, the Registrant had 5,863,800 shares of Common Stock, no par value, outstanding.

===============================================================================

                                    PART I
                            FINANCIAL INFORMATION
                      SHARON ENERGY LTD. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   (Unaudited - Expressed in U.S. dollars)

                                                 SEPTEMBER 30,   MARCH 31,
ASSETS                                               1997          1997
                                                 -------------------------
CURRENT ASSETS:
  Cash and cash equivalents                         $99,960      $341,464
  Accounts receivable                                48,840       229,593
  Prepaid expenses                                    8,873         8,873
                                                 -------------------------
Total current assets                                157,673       579,930
                                                 -------------------------
OIL AND GAS PROPERTIES
  Successful efforts method of accounting,

  at cost                                           314,704       583,378
Less--accumulated depreciation, depletion
  and amortization                                  (72,947)     (192,336)
                                                 -------------------------
                                                    241,757       391,042
                                                 -------------------------
FURNITURE, FIXTURES AND EQUIPMENT
  at cost less accumulated depreciation               9,643        17,041
                                                 -------------------------
                                                   $409,073      $988,013
                                                 -------------------------
                                                 -------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $38,866       $86,332
  Advances from industry partners                    16,640        30,379
  Taxes payable                                       8,583        10,846
  Other payables                                        557             0
                                                 -------------------------
Total current liabilities                            64,646       127,557
                                                 -------------------------

Deferred rent                                        37,979        46,747

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 2,500,000 shares
authorized Common shares, no par value;
  10,000,000 shares authorized; 5,863,800 shares
  issued and outstanding at at September 30
    and March 31, 1997, respectively              1,692,725     1,692,725
Warrants outstanding                                341,880       341,880
Less: treasury stock (37,200 shares at cost)        (37,292)      (37,292)
Retained earnings                                (1,690,865)   (1,183,604)
                                                 -------------------------
Total shareholders' equity                          306,448       813,709
                                                 -------------------------
                                                   $409,073      $988,013
                                                 -------------------------
                                                 -------------------------

                          SEE NOTES TO FINANCIAL STATEMENTS

      ``

                                    PART I
                                  (CONTINUED)
                             FINANCIAL INFORMATION
                      SHARON ENERGY LTD. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (Unaudited-Expressed in U.S. dollars)

                                             Three Months Ended             Six Months Ended
                                         September 30,  September 30,  September 30, September 30,
REVENUES                                     1997           1996           1997           1996
                                         ----------------------------  ---------------------------
Oil and gas sales                           $7,735        $68,322        $30,460       $151,937
Sales of oil and gas properties             31,615        157,500        261,615        157,500
Other                                        2,947          1,108          6,571          4,201
                                         ----------------------------  ---------------------------
                                            42,297        226,930        298,646        313,638
                                         ----------------------------  ---------------------------
COSTS AND EXPENSES
Lease operating                             (8,326)        19,278          6,397         38,450
Production taxes                                 3          2,399          1,462          5,416
General and administrative                 130,437        119,874        257,890        259,411
Depreciation, depletion and amort.          10,629         18,139         31,159         36,278
Unsuccessful exploration, net              109,548         33,195        171,200         33,195
Geologic, geophysical and delay rental      22,792         25,593         35,992        49,425
Cost of leases sold                         56,322         63,460        301,497         63,460
Interest                                       111            123            310           218
                                         ----------------------------  ---------------------------
                                           321,516        282,061        805,907        485,853

Loss from operations                      (279,219)       (55,131)      (507,261)      (172,215)
Income tax benefit                               0              0              0              0
                                         ----------------------------  ---------------------------
Net loss                                 ($279,219)      ($55,131)     ($507,261)     ($172,215)
                                         ----------------------------  ---------------------------
                                         ----------------------------  ---------------------------


Earnings per common share                    ($.05)         ($.02)         ($.09)         ($.05)

Weighted average number of
 common shares outstanding               5,863,800      3,514,800      5,863,800      3,514,800


                          SEE NOTES TO FINANCIAL STATEMENTS

                                   PART I
                                 (CONTINUED)
                           FINANCIAL INFORMATION
                      SHARON ENERGY LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Unaudited - Expressed in U.S. dollars)

                                                         SIX MONTHS ENDED
                                                     September 30, September 30,
CASH FROM OPERATING ACTIVITIES:                           1997         1996
                                                     ---------------------------
  Net loss                                             ($507,261)   ($172,215)
  Noncash expenses and revenues included in net loss
     Depreciation, depletion and amortization             31,159       36,278
     Write-off of lease costs                             10,736            0
     Dry hole costs                                      160,464            0
     Gain (loss) on sale of oil and gas property          39,882      (94,040)
  decrease in accounts receivable                        180,753       35,776
  (decrease) in accounts payable                         (24,728)     (24,758)
  Increase (decrease) in advances from
      industry participants                              (13,739)     (21,961)
  (Decrease) in taxes payable                            (24,444)      (4,787)
  (Decrease) in deferred rent                             (8,768)      (2,982)
  Increase in other, net                                  80,832            0
                                                     ---------------------------
        Net cash used for operating activities           (75,114)    (248,689)
                                                     ---------------------------
                                                     ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                    0            0
   Proceeds from issuance of common stock                      0            0
   Proceeds from sale of properties                      261,615      157,500
                                                     ---------------------------
 Net cash provided by financing activities               261,615      157,500
                                                     ---------------------------
                                                     ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas producing activities                      (428,005)     (89,298)
  Acquisition of furniture & equipment                         0       (3,092)
  (Purchase) Sale of short term investments                    0       48,348
                                                     ---------------------------
    Net cash used for investing activities              (428,005)     (44,042)
                                                     ---------------------------
                                                     ---------------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  (241,504)    (135,231)

CASH AND CASH EQUIVALENTS, beginning of period           341,464      379,133
                                                     ---------------------------
CASH AND CASH EQUIVALENTS, end of period                 $99,960     $243,902
                                                     ---------------------------
                                                     ---------------------------

                       SEE NOTES TO FINANCIAL STATEMENTS

                                   PART I
                                 (CONTINUED)
                            FINANCIAL INFORMATION
                      SHARON ENERGY LTD. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Note 1. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and March 31, 1997 of Sharon Energy Ltd. and its subsidiary (the "Company") and the results of its operations and its cash flows for the three month and six month periods ended September 30, 1997 and 1996. The accounting policies followed by the Company and other relevant financial statement footnotes are set forth in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997.

Note 2. The results of operations for the three months and six months ended September 30, 1997 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.

Note 3. Earnings per share are computed by dividing net income by the summation of the weighted average number of common shares outstanding during the period and the dilutive effect of outstanding stock options and warrants. However, in the quarters ended September 30, 1997 and 1996, no consideration was given as their effects would be antidilutive or immaterial. Earnings per share, basic and diluted, would not differ materially if reported on a pro forma basis in conformance with Financial Accounting Standards No. 128 "Earnings Per Share."

Note 4. The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These consolidated financial statements would not be materially different if they had been prepared using generally accepted accounting principles in the United States, except that under U.S. GAAP, the Company was required to adopt Statement Number 109 ("SFAS 109"), "Accounting For Income Taxes", effective April 1, 1993. The provisions of SFAS 109 do not comply with GAAP in Canada and have not been adopted by the Company. The difference in accounting methods would result in no impact to the Company's Consolidated Statement of Operations for the three and six month period ended September 30, 1997. However, for U.S. GAAP purposes, the Company would reflect a deferred tax asset of approximately $551,000 which would be fully reserved for with a valuation allowance as it is more likely than not that the deferred tax asset would not be utilized at September 30, 1997. The net deferred tax asset would consist primarily of carryover statutory depletion and the differences between tax basis and remaining net book value of oil and gas properties, respectively.

                                   PART I
                                 (CONTINUED)
                            FINANCIAL INFORMATION
                      SHARON ENERGY LTD. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital surplus was $93,027 at September 30, 1997 compared to a surplus of $452,373 at March 31, 1997. The Company's working capital decreased due to expenditures in connection with the Company's oil and gas producing and exploration activities and losses from operations.

     Exploration drilling is planned during fiscal 1998 on the Company's prospects. In order to limit exploration expenditures to the Company's available working capital, management has sold producing and non-producing leasehold interests and has reduced its working interest percentage and cost participation in certain proposed exploratory wells. Management is limiting the Company's participation in exploratory wells to those which are considered to be in core areas of interest, principally California.

     In order to further preserve working capital, the Company has taken steps to reduce general and administrative expenses. Administrative cost reductions have been implemented and the resultant loss of certain key personnel could
impair the Company's ability to carry out its business plan.   As of the date of
this report, the Company has terminated full time employment, effective September 15, 1997, for Messrs. Jack Steinhauser, J. Chris Steinhauser, and Cliff Clark who have served as President, Executive Vice President and Vice President of Exploration, respectively. Messrs. Jack Steinhauser and J. Chris Steinhauser are continuing in their capacities as officers of the Company and
will consult to the Company as needed.   In addition, the Company has terminated
full time employment for all other employees. Mrs. Jo Beth McFadden, Vice President and Treasurer, is continuing employment on a part time basis.

     Effective July 1, 1997 the Company sold half of its 40% working interest in the Merlin Prospect, Glenn County, California to a third party. Under the terms of the sale, the Company will retain a 20% working interest in the prospect consisting of approximately 8,000 acres (gross) under lease or farmout agreements. The prospect also includes the producing well described above, a shut-in gas well, and a gas gathering system and 15.5 square miles of 3-D seismic data. Under the terms of the agreement, the Company will receive an $80,000 cash payment and a carried (no-cost) 20% working interest on two wells through completion of the wells, and the Company will transfer operations on the prospect to the third party. The sale of the partial working interest in the prospect will allow the Company to improve its cash position and continue participation in the development of the prospect at a substantially reduced cost. Under the terms of the agreement, the two wells must be drilled by the third party on or before December 31, 1997.

     In July of 1997, the Company entered into a letter of intent to sell its 65.625% working interest, effective May 1, 1997, in three producing wells located in Baca County, Colorado. The sales price is $230,000 subject to adjustment for revenues received and expenses incurred subsequent to the effective date. The transaction was closed in late August and operations of the wells were transferred to the purchaser on September 1, 1997. In addition, the Company completed arrangements to sell its 12.5% to 21.04% working interests in three wells located in Michigan for $35,000.

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


RESULTS OF SIX MONTH STATEMENT OF OPERATIONS

     During the six months ended September 30, 1997, the Company experienced an approximately 80% decrease in oil and gas revenues as compared to the prior year period due to the sale of substantially all of its producing well interests.

     During the six months ended September 30, 1997, the Company sold substantially all of its producing working interests located in Michigan, California and Colorado for proceeds of $261,615. During the prior year period, the Company sold oil and gas properties totaling $157,500. The gross proceeds from these transactions are recorded as sales of oil and gas properties. The Company had net remaining unamortized costs associated with the properties sold of $301,497 and $63,460 which are recorded as cost of leases sold for the six months ended September 30, 1997 and 1996, respectively.

     General and administrative expenses for the six months ended September 30,
1997 and 1996 were $257,890 and $259,411, respectively.   General and
administrative expenses for the first six months of the fiscal year ending March 31, 1998 are not indicative of what those expenses will be in the third and fourth quarters of the fiscal year. As indicated previously, the Company has terminated full time employment for all employees and has retained two employees on a part time basis. In addition, the Company is attempting to sublease additional space at its corporate offices to reduce rent expense. These cost reductions in combination with others that have been implemented will result in significantly lower general and administrative expenses in the second half of the fiscal year.

     Oil and gas production expenses (lease operating and production tax expense combined) for the six months ended September 30, 1997 and 1996 were
$7,859 and $43,866, respectively.   The reason for the decrease was due to the
disposition of substantially all of the Company's producing wells.

     Unsuccessful exploration expense increased from $33,195 last year to $171,200 in the latest six month period due to increased exploratory drilling activity in the Company's California, Wyoming and Illinois prospects. Geologic and geophysical costs and delay rentals decreased from $49,425 in the prior year period to $35,992 in the latest six month period, due to lower delay rental, geologic and seismic expense associated with the Company's California and Wyoming leasehold positions.


RESULTS OF QUARTERLY STATEMENT OF OPERATIONS

      During the second quarter ended September 30, 1997, the Company experienced an approximate 90% decrease in oil and gas revenues as compared to the prior year quarter due to the disposition of substantially all of its producing wells.

     General and administrative expenses for the three months ended September 30, 1997 and

1996 were $130,437 and $119,874, respectively, a $10,563 or 8% increase. The reason for the increase was cash payments of unused vacation time accrued to the employees whose positions were terminated.

     Oil and gas production expenses (lease operating and production tax expense combined) for the three months ended September 30, 1997 were ($8,323). The negative balance resulted from closing adjustments in connection with the Company's sale of its Colorado properties. The Company reversed lease operating expenses and taxes which had previously recorded but incurred after the May 1, 1997 effective date of the sale.

     Unsuccessful exploration expense increased from $33,195 last year to $109,548 in the latest quarter due to recent exploratory drilling in the Company's California, Wyoming and Colorado prospects. Geologic and geophysical costs and delay rentals increased slightly from $25,593 in the prior year quarter to $22,792 in the latest quarter.


COMPANY OUTLOOK

     As noted above, the Company has taken steps to significantly to reduce its overhead and capital expenditures. The Company has sold substantially all of its producing properties. Until the Company is able to replace the reserves and production sold in these transactions, continued operating losses are anticipated. The Company follows the successful efforts method of accounting which requires it to charge the cost of exploratory dry holes and leasehold abandonments to operations in the period incurred. In addition, all geological and geophysical costs and delay rentals are expensed immediately when incurred, regardless of whether they result in a commercially successful discovery of hydrocarbons. The Company's continued heavy emphasis on petroleum exploration will result in significant charges to current and future operations.

                                    PART II
                      SHARON ENERGY LTD. AND SUBSIDIARY
                              OTHER INFORMATION

None.


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SHARON ENERGY LTD.



Date:  November 7, 1997                     By: /s/ J. Chris Steinhauser
                                               --------------------------------
                                                J. Chris Steinhauser
                                                Chief Financial Officer and
                                                Chief Accounting Officer