Form 10QSB
period 1997-12-31
SHARON ENERGY LTD
filed 1998-02-04
CIK 844680

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                         ----------------------------------

                              WASHINGTON, D.C.  20549


                                    FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                         OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________


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

                                    Yes  X     No
                                       ----      ----

As of January 29, 1997, the Registrant had 5,863,800 shares of Common Stock, no par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                        PART I

                                FINANCIAL INFORMATION

                          SHARON ENERGY LTD. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                       (Unaudited - Expressed in U.S. dollars)

                                                December 31,         March 31,
ASSETS                                              1997                1997
                                                -------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                         $114,395          $341,464
  Accounts receivable                                 23,358           229,593
  Prepaid expenses                                     8,873             8,873
                                                -------------------------------
Total current assets                                 146,626           579,930
                                                -------------------------------
OIL AND GAS PROPERTIES
  Successful efforts method of accounting,
  at cost                                            272,113           583,378
Less--accumulated depreciation, depletion
  and amortization                                   (72,947)         (192,336)
                                                -------------------------------
                                                     199,166           391,042
                                                -------------------------------
FURNITURE, FIXTURES AND EQUIPMENT
  at cost less accumulated depreciation                5,944            17,041
                                                -------------------------------
                                                    $351,736          $988,013
                                                -------------------------------
                                                -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $ 14,287          $ 86,332
  Advances from industry partners                          0            30,379
  Taxes payable                                        8,583            10,846
  Other payables                                       1,928                 0
                                                -------------------------------
Total current liabilities                             24,798           127,557
                                                -------------------------------

Deferred rent                                         35,056            46,747

SHAREHOLDERS' EQUITY
Preferred shares, no par value; 25,000,000
and 2,500,000 shares authorized at December 31
and March 31, 1997, respectively; Common shares,
no par value; 100,000,000 and 10,000,000 shares
authorized at December 31 and March 31, 1997,
respectively;
  5,863,800 shares issued and outstanding at
   at December 31 and March 31, 1997,
   respectively                                    1,692,725         1,692,725
Warrants outstanding                                 341,880           341,880
Less: treasury stock (37,200 shares at cost)         (37,292)          (37,292)
Retained earnings                                 (1,705,431)       (1,183,604)
                                                -------------------------------
Total shareholders' equity                           291,882           813,709
                                                -------------------------------
                                                    $351,736          $988,013
                                                -------------------------------
                                                -------------------------------

                          SEE NOTES TO FINANCIAL STATEMENTS

                                        PART I

                                     (CONTINUED)

                                FINANCIAL INFORMATION

                          SHARON ENERGY LTD. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31,
                                    1997 AND 1996
                        (Unaudited-Expressed in U.S. dollars)

                                              Three Months Ended            Nine Months Ended
                                            December 31, December 31,    December 31, December 31,
REVENUES                                         1997        1996             1997         1996
                                         ---------------------------  ---------------------------
Oil and gas sales                                 ($86)     $73,014         $30,374     $224,951
Sales of oil and gas properties                 80,000            0         341,615      157,500
Other                                            1,060        1,706           7,631        5,907
                                         ---------------------------  ---------------------------
                                                80,974       74,720         379,620      388,358
                                         ---------------------------  ---------------------------
COSTS AND EXPENSES
Lease operating                                  3,540       26,822           9,937       65,272
Production taxes                                (1,688)       2,837            (226)       8,253
General and administrative                      34,153      123,547         292,043      382,958
Depreciation, depletion and amort.               3,699       22,139          34,858       58,417
Unsuccessful exploration, net                      135       53,135         171,335       86,330
Geologic, geophysical and delay rental             381        7,211          36,373       56,636
Cost of leases sold                             55,320            0         356,817       63,460
Interest                                             0          138             310          356
                                         ---------------------------  ---------------------------
                                                95,540      235,829         901,447      721,682

Loss from operations                           (14,566)    (161,109)       (521,827)    (333,324)
Income tax benefit                                   0            0               0            0
                                         ---------------------------  ---------------------------
Net loss                                      ($14,566)   ($161,109)      ($521,827)   ($333,324)
                                         ---------------------------  ---------------------------
                                         ---------------------------  ---------------------------


Earnings per common share                        $.00        ($.04)          ($.09)       ($.09)

Weighted average number
common shares outstanding                   5,863,800    3,726,622       5,863,800    3,679,231


                          SEE NOTES TO FINANCIAL STATEMENTS

                                        PART I

                                     (CONTINUED)

                                FINANCIAL INFORMATION

                          SHARON ENERGY LTD. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited - Expressed in U.S. dollars)

                                                           Nine Months Ended
                                                     December 31,   December 31,
CASH FROM OPERATING ACTIVITIES:                          1997           1996
                                                     ---------------------------
  Net loss                                            ($521,827)      ($172,215)
  Noncash expenses and revenues included in net loss
     Depreciation, depletion and amortization            34,858          36,278
     Write-off of lease costs                            10,833               0
     Dry hole costs                                     160,502               0
     (loss) gain on sale of oil and gas property         15,202         (94,040)
  decrease in accounts receivable                       227,069          35,776
  (decrease) in accounts payable                        (49,307)        (24,758)
  Increase (decrease) in advances from
      industry participants                             (30,379)        (21,961)
  (Decrease) in taxes payable                           (23,073)         (4,787)
  (Decrease) in deferred rent                           (11,691)         (2,982)
  Increase in other, net                                 73,434               0
                                                     --------------------------
        Net cash used for operating activities         (114,379)       (248,689)
                                                     --------------------------
                                                     --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                   0               0
   Proceeds from issuance of common stock                     0               0
   Proceeds from sale of properties                     341,615         157,500
                                                     --------------------------
 Net cash provided by financing activities              341,615         157,500
                                                     --------------------------
                                                     --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas producing activities                     (454,305)        (89,298)
  Acquisition of furniture & equipment                        0          (3,092)
  (Purchase) Sale of short term investments                   0          48,348
                                                     --------------------------
    Net cash used for investing activities             (454,305)        (44,042)
                                                     --------------------------
                                                     --------------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (227,069)       (135,231)

CASH AND CASH EQUIVALENTS, beginning of period          341,464         379,133
                                                     --------------------------
CASH AND CASH EQUIVALENTS, end of period               $114,395        $243,902
                                                     --------------------------
                                                     --------------------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                                      PART I

                                    (CONTINUED)

                               FINANCIAL INFORMATION

                         SHARON ENERGY LTD. AND SUBSIDIARY

                           NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1997 and March 31, 1997 of Sharon Energy Ltd. and its subsidiary (the "Company") and the results of its operations and its cash flows for the three month and nine month periods ended December 31, 1997 and 1996. The accounting policies followed by the Company and other relevant financial statement footnotes are set forth in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997.

Note 2. The results of operations for the three months and nine months ended December 31, 1997 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.

Note 3. Earnings per share are computed by dividing net income by the summation of the weighted average number of common shares outstanding during the period and the dilutive effect of outstanding stock options and warrants. However, in the three and nine month periods ended December 31, 1997 and 1996, no consideration was given as their effects would be antidilutive or immaterial.

Note 4. The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These consolidated financial statements would not be materially different if they had been prepared using generally accepted accounting principles in the United States, except that under U.S. GAAP, the Company was required to adopt Statement Number 109 ("SFAS 109"), "Accounting For Income Taxes", effective April 1, 1993. The provisions of SFAS 109 do not comply with GAAP in Canada and have not been adopted by the Company. The difference in accounting methods would result in no impact to the Company's Consolidated Statement of Operations for the three and nine month period ended December 31, 1997. However, for U.S. GAAP purposes, the Company would reflect a deferred tax asset of approximately $551,000 which would be fully reserved for with a valuation allowance as it is more likely than not that the deferred tax asset would not be utilized at December 31, 1997. The net deferred tax asset would consist primarily of carryover statutory depletion and the differences between tax basis and remaining net book value of oil and gas properties, respectively. Effective December
          15, 1997, the Company was required to adopt SFAS 128 "earnings per share". However, the difference in accounting methods would result in no impact to earnings per share for any of the periods presented.

                                      PART I

                                    (CONTINUED)

                               FINANCIAL INFORMATION

                         SHARON ENERGY LTD. AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital surplus was $121,828 at December 31, 1997 compared to a surplus of $452,373 at March 31, 1997. The Company's working capital decreased due to expenditures in connection with the Company's oil and gas producing and exploration activities and losses from operations.

     Exploration activity is planned during the balance of fiscal 1998 on the Company's prospects. In order to limit exploration expenditures to the Company's available working capital, management has sold producing and non-producing leasehold interests and has reduced its working interest percentage and cost participation in certain proposed exploratory wells. Management is limiting the Company's participation in exploratory wells to those which are considered to be in core areas of interest, principally California and Louisiana.

     In order to further preserve working capital, the Company has taken steps to reduce general and administrative expenses. Administrative cost reductions have been implemented and the resultant loss of certain key personnel could
impair the Company's ability to carry out its business plan.   As of the date of
this report, the Company has terminated full time employment, effective September 15, 1997, for Messrs. Jack Steinhauser, J. Chris Steinhauser, and Cliff Clark who have served as President, Executive Vice President and Vice President of Exploration, respectively. Messrs. Jack Steinhauser and J. Chris Steinhauser are continuing in their capacities as officers of the Company and
will consult to the Company as needed.   In addition, the Company has terminated
full time employment for all other employees except its office manager. Mrs. Jo Beth McFadden, Vice President and Treasurer, is continuing employment on a part time basis.

Effective July 1, 1997 the Company sold half of its 40% working interest in the Merlin Prospect, Glenn County, California to a third party. Under the terms of the sale, the Company will retain a 20% working interest in the prospect consisting of approximately 8,000 acres (gross) under lease or farmout agreements. The prospect also includes the producing well described above, a shut-in gas well, and a gas gathering system and 15.5 square miles of 3-D seismic data. Under the terms of the agreement, the Company has received an $80,000 cash payment and a carried (no-cost) 20% working interest on two wells through completion of the wells, and the Company will transfer operations on the prospect to the third party. The sale of the partial working interest in the prospect allowed the Company to improve its cash position and continue participation and development in the prospect at a substantially reduced cost. During November and December of 1997, the third party fulfilled its contractual obligation to the Company with the drilling of two wells (at no cost to the Company), one of which was completed as a dry hole and one which is currently
being completed for production.   The Company will have a 20% working interest
(16% net revenue interest) in the new well from the date of first production. The well is projected to contribute $10,000 to $30,000 cashflow per month net to the Company's revenue interest depending on gas prices, production rates and other factors. It is anticipated that additional drilling will take place in the Merlin Prospect in the spring or summer of 1998 for which the Company shall be required to pay its proportionate 20% share. The Company's participation in subsequent wells in the Merlin Prospect will have to be funded from working capital, cash flow, loans or additional equity financings, the availability of which cannot be assured.

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

RESULTS OF NINE MONTH STATEMENT OF OPERATIONS

     During the nine months ended December 31, 1997, the Company experienced an approximately 87% decrease in oil and gas revenues as compared to the prior year period due to the sale of substantially all of its producing well interests.

     During the nine months ended December 31, 1997, the Company sold substantially all of its producing working interests located in Michigan, California and Colorado for proceeds of $341,615. During the prior year period, the Company sold oil and gas properties totaling $157,500. The gross proceeds from these transactions are recorded as sales of oil and gas properties. The Company had net remaining unamortized costs associated with the properties sold of $356,817 and $63,460 which are recorded as cost of leases sold for the nine months ended December 31, 1997 and 1996, respectively.

     General and administrative expenses for the nine months ended December 31,
1997 and 1996 were $292,643 and $382,958, respectively.   General and
administrative expenses for the first six months of the fiscal year ending March 31, 1998 are not indicative of what those expenses will be in the third and fourth quarters of the fiscal year. As indicated previously, the Company has terminated full time employment for most employees. In addition, the Company has subleased all available space at its corporate offices to reduce rent expense. These cost reductions in combination with others that have been implemented have and will result in significantly lower general and administrative expenses in the third and fourth quarters of the 1998 fiscal year ending March 31, 1998.

     Oil and gas production expenses (lease operating and production tax expense combined) for the nine months ended December 31, 1997 and 1996 were $9,711 and
$65,272, respectively.   The reason for the decrease was due to the disposition
of substantially all of the Company's producing wells.

     Unsuccessful exploration expense increased from $86,330 last year to $171,335 in the latest nine month period due to increased exploratory drilling activity in the Company's California, Wyoming and Illinois prospects. Geologic and geophysical costs and delay rentals decreased from $56,636 in the prior year period to $36,373 in the latest nine month period, due to lower delay rental, geologic and seismic expense associated with the Company's California and Wyoming leasehold positions. The Company has a lower working interest in those leasehold positions in the current period as compared to one year ago.

RESULTS OF QUARTERLY STATEMENT OF OPERATIONS

     During the third quarter ended December 31, 1997, the Company experienced an approximate 100% decrease in oil and gas revenues as compared to the prior year quarter due to the disposition of substantially all of its producing wells.

     General and administrative expenses for the three months ended December 31, 1997 and 1996 were $292,043 and $382,958, respectively, a $90,915 or 24%
decrease. The reason for the decrease was due to lower salary expense resulting from termination of full time salaried positions.

     Oil and gas production expenses (lease operating and production tax expense combined) for the three months ended September 30, 1997 were ($1,688). The negative balance resulted from closing adjustments in connection with the Company's sale of its Colorado properties. The Company reversed taxes which had previously been recorded but incurred after the May 1, 1997 effective date of the sale.

     Unsuccessful exploration expense decreased from $53,135 last year to $135 in the latest quarter due to no exploratory drilling in the latest period in the Company's prospects period in which the Company had a cost participation. Geologic and geophysical costs and delay rentals decreased from $7,211 in the prior year quarter to $381 in the latest quarter due to reduced exploration activity.

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

     Effective January 6, 1998, the Company entered into an agreement with an underwriter, Canacord Capital Corporation ("Canacord") of Vancouver, British Columbia, Canada. The Company through Canaccord is offering up to 3,500,000 Units (the "Units") in a private placement. The purchase price of each Unit is Canadian ("CDN")$0.20 and consists of 1 share of the Company's common stock, no par value per share, and 1 Class D Common Stock Purchase Warrant. Two D Warrants are exercisable to purchase one share of the Company's common stock within six months from the closing date of this offering at a price of CDN$0.25 per share. The offering is being made on a "commercially reasonable efforts" basis. Assuming that this Offering is fully subscribed (which cannot be assured), the gross proceeds from the sale of the units will be CDN$700,000. Using an exchange rate of CDN$1.43 to U.S. $1.00, the net proceeds to the Company from the sale of the Units are estimated to be approximately US$440,700 (after deducting the Agent's maximum cash commission of US$34,300 and the expenses of this Offering, estimated to be US$15,000). In addition, assuming that this Offering is fully subscribed (which cannot be assured), the Company may receive additional gross proceeds of up to US$362,250 upon exercise of the D Warrants and the E Warrants included herein. However, there are no assurances that any of the D Warrants, or the E Warrants, will be exercised.

     The Company is offering the securities described above pursuant to certain exemptions from the prospectus requirements of the SECURITIES ACT (British Columbia, Canada, the "B.C. Act") and in reliance of an exemption from registration under Regulation S of the Securities Act of 1933. Substantially all of the proceeds of this offering will be applied to the acquisition of leases, the payment of delay rentals, and the drilling and completion of an initial test well in the Company's South Lakeside Prospect located in Cameron Parish, Louisiana. The Company intends to retain a total of 10% working interest in the project. A 7% working interest will be financed from the net proceeds of this offering. An additional 3% working interest participation by the Company will be financed from other sources, including working capital, cash flow and additional financings, the availability of which cannot be assured. In the event the Company is unable to finance the additional 3% working interest, the Company's working interest participation will be limited to the 7% pursuant to the private placement offering. The Company has entered into an option agreement to participate in a ten percent (10%) working interest in the South Lakeside Prospect (the "Prospect"). The Prospect encompasses an interest in approximately 2,982 gross acres of oil and gas leases in Cameron Parish, Louisiana. The proposed operation will involve the re-entry and sidetracking of a previously abandoned well. The principal objective will be to test the MioGyp sands at a depth of approximately 17,500 feet.

     There is no assurance that offering described above will be subscribed and proceeds will be available for participation in the Prospect. In the event that no proceeds are available for participation, the Company shall not exercise its option to participate in the Prospect.

                                       PART II

                          SHARON ENERGY LTD. AND SUBSIDIARY

                                  OTHER INFORMATION

Item 5.   Other Information

On December 9, 1997, the Company was notified by the Boston Stock Exchange that the Company does not meet the minimum maintenance requirements in connection with the Company's total assets, shareholder's equity and market value of the public float shares. The notification required that the Company comply with the maintenance requirements or provide a plan of action to comply with the maintenance requirements by a specified date. The Company's management and directors concluded that the Company's continued listing on the Boston Stock Exchange was not strategically valuable to the Company at the present time and does not warrant the payment of annual listing and other fees to the exchange. The principal market for the Company's common shares is the Vancouver Stock Exchange where substantially all of the trading volume in the company's common shares occurs. Accordingly, on December 23, 1997, the Company received notification from the Boston Stock Exchange that trading of the Company's common shares was suspended and application was made to the Securities Exchange Commission to delist the common shares from the Boston Exchange. The Company will continue to file its periodic reports with the Securities Exchange Commission under the Securities Exchange Act of 1934.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SHARON ENERGY LTD.

Date:  January 29, 1998                 By:  /s/ J. Chris Steinhauser
                                           ------------------------------
                                             J. Chris Steinhauser
                                             Chief Financial Officer and
                                             Chief Accounting Officer