Form 10KSB
period 1998-03-31
SHARON ENERGY LTD
filed 1998-06-29
CIK 844680

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION

                           ------------------------------
                              WASHINGTON, D.C.  20549


                                    FORM 10-KSB

     X         ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
 ---------     SECURITIES EXCHANGE ACT OF 1934

               FOR FISCAL YEAR  ENDED MARCH 31, 1998

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
 ---------     OF THE SECURITIES EXCHANGE ACT OF 1934
               [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _____ TO _____


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

                                        None

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             Common Stock, no par value

 Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X     No
                             -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained within this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [    ]
                                ----

State issuer's revenues for its most recent fiscal year: $414,421. As of June 1, 1998, 9,563,800 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately 1,886,713 based on the bid ($0.27) price on that date.

The proxy statement for the 1998 annual meeting is incorporated by reference into Part III.

Traditional Small Business Disclosure Format: Yes         No   X
                                                             -----      -----

Exhibit table is on page 45.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 SHARON ENERGY LTD.

                               INDEX TO ANNUAL REPORT

                                   ON FORM 10-KSB

                          FISCAL YEAR ENDED MARCH 31, 1998



--------------------------------------------------------------------------------

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

  Item 1    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
  Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .6
  Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 10
  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . 10

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

  Item 5.   Market Price of, and Dividends on, the Company's Common Equity
  and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . 11
  Item 6.   Management's Discussion and Analysis of Financial Condition and
  Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 13
  Item 7.   Financial Statements and Supplementary Data. . . . . . . . . . 17

FOR THE YEARS ENDED MARCH 31, 1997 AND 1998. . . . . . . . . . . . . . . . 22

TREASURY SHARES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

  Item 8.   Changes in and Disagreements with Accountants on Accounting and
  Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . 43

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
  Compliance with Section 16(a) of The Exchange Act. . . . . . . . . . . . 44
  Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . 44
  Item 11.  Security Ownership of Certain Beneficial Owners and
  Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44
  Item 12.  Certain Relationships and Related Transactions Condition and
  Results of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . 44

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

  Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 45


                                        PART I

ITEM 1.   BUSINESS

(a)       GENERAL DEVELOPMENT OF BUSINESS

Sharon Energy Ltd. was incorporated in February 1980 under the laws of the Province of British Columbia, Canada. Sharon Energy Ltd. operates through a wholly owned Colorado subsidiary, Sharon Resources, Inc. and is engaged in exploration and development of oil and gas reserves entirely within the United States.

For convenience of reference, the consolidated entity of Sharon Energy Ltd. and Sharon Resources, Inc. will be collectively referred to herein as the "Company" or the "Registrant".

In its eighteen years of operation, the Company has drilled a total of 179 wells (both operated and non-operated) and completed 124 wells for production.

During the fiscal year ended at March 31, 1995, the Company sold substantially all of its producing well interests. The producing well interests sold were located in Kansas, Pennsylvania and Wyoming and represented approximately 85% and 95% of the Company's gross and net cash flows from oil and gas operations for the year ended March 31, 1995. During fiscal 1998, the Company sold additional property interests which are discussed herein in Item 2. "Properties and Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

During fiscal 1996, 1997 and 1998, the Company reinvested the proceeds from these dispositions into exploration and development activities in Colorado, California, Michigan, Kansas, Illinois and Wyoming. During the latest fiscal year ended March 31, 1998, the Company's principal area of activity has been in the northern Sacramento Basin portion of California and more recently in Louisiana and Illinois. The scope of these activities is described in detail under Item 2. Properties.

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

          (v)    SEASONALITY OF BUSINESS

          The Company's business is not seasonal.

          (vi)   WORKING CAPITAL ITEMS

          The majority of the Company's current assets are in the form of cash, prepayments and accounts receivable, which are required to pay for the cost of operations. See further, Item 6 herein.

          (vii)  CUSTOMERS

          Gas production is currently sold at a Southern California Border Index price, less transportation. One company purchases all of the Company's gas production in northern California together constituting 100% of current gas revenues.

          (viii) BACKLOG

          This is not applicable to the Company.

          (ix) RENEGOTIATION OF BUSINESS OR TERMINATION OF CONTRACTS OR SUBCONTRACTS AT THE ELECTION OF THE GOVERNMENT

          This is not applicable to the Company.

          (x)    COMPETITIVE CONDITIONS IN THE BUSINESS

          The petroleum and natural gas industry is highly competitive and the Company competes with a substantial number of other companies that have greater resources. Many such companies not only explore for, produce and market petroleum and natural gas but also carry on refining operations and market the resultant products on a worldwide basis. There is also competition between petroleum and natural gas producers and other industries producing energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments (and/or agencies thereof) of the United States and Canada; however, it is not possible to predict the nature of any such legislation and/or regulation which may ultimately be adopted or its effects upon the future operations of the Company. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. The exact effect of these risk factors cannot be accurately predicted.

          (xi)   BUSINESS RISKS

          The operations of the Company are subject to the many risks and hazards incident to drilling for, producing and transporting oil and gas, including blowouts, fires, pollution and equipment failures.
          Such hazards may result in damage to or destruction of wells, producing formations, production facilities and equipment and personal injuries.

          Oil and gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that additional oil and gas in commercial quantities will be discovered or acquired by the Company. The marketability of the Company's oil and gas reserves or of reserves, which may be acquired or discovered by the Company, may be affected by numerous factors beyond the control of the Company. These factors include fluctuations in product markets and prices, the proximity and capacity of pipelines to the Company's oil and gas reserves, the ability of the Company to finance exploration and development costs and the availability of processing equipment. Additional factors are engineering and construction delays, difficulties and hazards resulting from unusual or unexpected geological or environmental conditions, or to the conditions involved in drilling and operating wells.

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

          Drilling and completion of oil and gas wells is hazardous and involves a high degree of risk. In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected formations, pressures, down-hole fires, mechanical failures, blowouts and loss of circulation of drilling fluids are inherent in oil and gas exploration. Even though a well is completed and is found to be productive, water, sulfur, or other deleterious substances may also be produced that may impair or prevent production or impair or prevent the marketing of such production. Drilling operations may also be susceptible to delays caused by inclement weather and the resulting condition of the terrain. If any of such hazards and delays are encountered while conducting operations, substantial unbudgeted and unexpected costs may be incurred.

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

          The Company is also subject to Federal and State Hazard Communications ("OSHA") and Community Right to Know ("SARA Title III") statutes and regulations. These regulations govern record keeping and reporting of the use and release of hazardous substances. The Company believes it is in compliance with these requirements in all material respects.

          The Company may be required in the future to make substantial outlays to comply with environmental laws and regulations. The additional changes in operating procedures and expenditures required to comply with future laws dealing with the protection of the environment cannot be predicted.

          (xiii) NUMBER OF PERSONS EMPLOYED BY REGISTRANT

          The Company currently has one full-time employee and one part time employee. The Company also employs consultants on a part time basis as needed.

(d)       FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
          SALES

Since none of the Company's property interests and revenues are located or derived outside of the United States, this paragraph is not applicable to the Company.

ITEM 2.        PROPERTIES

GENERAL

The Company holds interests in producing properties and undeveloped acreage in five states, with significant concentrations of properties in Louisiana, California and Illinois.

COMPANY RESERVES

The Company's total net ownership in oil and gas reserves is based on independent engineering reports. The reserve quantities and valuations for fiscal 1998 and 1997 are based upon estimates by Norstar Petroleum, Inc.

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


                                 SHARON ENERGY LTD.
                           HISTORICAL RESERVE INFORMATION
                           AS OF MARCH 31, 1998 AND 1997

         ----------------------------------------------------------------
           DESCRIPTION                              1998            1997
         ----------------------------------------------------------------
                  PROVED DEVELOPED RESERVES
                                 OIL (bbls)            0           4,750
                                  GAS (mcf)      151,201         822,039

         ----------------------------------------------------------------
                            PROVED RESERVES
                                 OIL (bbls)            0           4,750
                                 GAS (mcf)       226,801       2,227,000
         ----------------------------------------------------------------

                      FUTURE NET CASH FLOWS
                          BEFORE INCOME TAX     $463,000      $1,256,000
         ----------------------------------------------------------------

                   STANDARDIZED MEASURE OF
           DISCOUNTED FUTURE NET CASH FLOWS     $355,000        $583,000
         ----------------------------------------------------------------

SOUTHEASTERN COLORADO AND MICHIGAN

In July of 1997, the Company entered into a letter of intent to sell its 65.625% working interest, effective May 1, 1997, in three producing wells located in Baca County, Colorado. The sales price was $230,000 subject to adjustment for revenues received and expenses incurred subsequent to the effective date. The transaction was closed in late August and operations of the wells were transferred to the purchaser on September 1, 1997. In addition, the Company completed arrangements to sell its 12.5% to 21.04% working interests in three wells located in Michigan for $35,000.

WYOMING

The Company has a 16.25% working interest in leases on approximately 8,000 gross acres which it considers prospective for natural gas development. The Company participated for a 16.25% non-operated working interest in the drilling of a dry hole on the project. Current plans are to farmout the Company's interest in the project.

ILLINOIS

On May 15, 1998 the Company acquired 320 acres and 12 producing wells in the Elbridge Field in Edgar County, Illinois for a total purchase price of $90,000. The Company plans to rehabilitate the existing wells to improve production and recovery rates. Additional plans call for a horizontal test well, a test well to evaluate potential for gas recovery in an abandoned gas storage reservoir, and possible use as a gas storage facility.

LOUISIANA

The Company has entered into an agreement to participate in a seven percent (7%) working interest in the South Lakeside Prospect (the "Prospect"). The Prospect encompasses an interest in approximately 2,982 gross acres of oil and gas leases in Cameron Parish, Louisiana. The proposed operation will involve the re-entry and sidetracking of a previously abandoned well. The principal objective will be to test the MioGyp sands at a depth of approximately 17,500 feet. The well to be re-entered is called the CMS-NOMECO #1 Miami Corp. and was originally drilled during the months of March through April of 1997. While drilling, the well mud log (gas detector) encountered a significant gas show at a depth of approximately 17,400 feet and the well experienced a significant (20%) decrease of drilling mud weight, which was suggestive of gas entry into the drill hole. Although the gas show was significant and occurred at depth correlative with where the MioGyp sands were expected to be, subsequent log evaluation was inconclusive and the well was abandoned.

Subsequent to the abandonment of the well, a 3-D seismic survey was conducted over the well and surrounding acreage. A review and evaluation of the seismic data indicates that the bottom hole location of the well narrowly missed a "high amplitude" seismic event which is believed to indicate the presence of a thick,
gas charged, reservoir quality sand pay.   The presence of a thick reservoir
quality MioGyp sand is also evident in a dry hole previously drilled by Arco (the Arco #1 Miami Well) which is located approximately two miles to the west of the proposed re-entry well. The Arco well encountered approximately 400 feet of gross sand with hydrocarbon shows at the MioGyp level. The Arco well is believed to be 2000 feet structurally downdip to the re-entry well, below the gas-water contact and therefore non-commercial. Although the Arco well was a dry hole, it is significant in that it indicates the existence of a thick reservoir quality sand which could prove productive in an updip position.

Regionally, the MioGyp sands are productive. West Chalkley Field, discovered in 1989 and located 13 miles to the Northwest of the South Lakeside Prospect, has produced 275 billion cubic feet of gas and 580,000 barrels of condensate from 5 wells. South Lake Arthur Field, discovered in 1980 and located 16 miles to the Northeast of the South Lakeside Prospect, has produced 655 billion cubic feet of gas and 1,600,000 barrels of condensate from 24 wells. Based upon its review of the available data, the Company believes the reserve potential of the South Lakeside Prospect to be in the same range as that of the aforementioned productive fields.

The proposed operation will be to re-enter the CMS-NOMECO #1 Miami Corp. Well which contains casing cemented in place to a depth below 17,000 feet and will involve milling a hole in the 9 5/8 inch casing at approximately 14,000 feet and drilling a sidetrack hole (a directional hole) to a projected bottom hole location which will intersect the MioGyp sand in a more optimal location than the original bottom hole. It is currently estimated that the operation will commence and take place during June of 1998, subject to rig availability. The estimated cost of the re-entry operation will be $5,119,000, being comprised of a drilling cost of $2,448,000 and a completion cost of $2,671,000. The net estimated cost to the Company is $358,299 for a 7% interest. Estimated land acquisition and delay rentals are $51,092 for a 7% working interest.


CALIFORNIA

During fiscal 1997, the Company has participated in three 3-D seismic surveys in the Northern Sacramento Basin of California. The Company purchased non-operated working interests ranging from 3% to 18.75% in approximately 20,000 gross acres and participated in the acquisition of approximately 50 square miles of 3-D seismic in Sutter and Colusa Counties. During fiscal 1998, the Company sold its interest in one of the prospects for $80,000 cash. The Company has no plans to drill any additional wells in the two remaining prospects.

In addition, the Company entered into a joint venture for the exploration of gas utilizing 2-D and 3-D seismic in the "Merlin" prospect located in Glenn County, California. The Company originally retained a 40% working interest and was Operator of the joint venture. The Company completed a 15.5 square mile 3-D seismic survey and identified seven initial drilling locations thereon based on interpretation of the data. Two wells were drilled in the survey during May of 1997, one which was completed for production and one which was abandoned as a dry hole. The Company also purchased acreage and a gathering system which are located within the Merlin Prospect survey area. The gathering system allowed the Company to connect wells drilled in the prospect to an already existing pipeline system. Effective July 1, 1997 the Company sold half of its 40% working interest in the Merlin Prospect to a third party. Under the terms of the sale, the Company will retain a 20% working interest in the prospect consisting of approximately 5,000 acres (gross) under lease agreements. Under the terms of the agreement, the Company received an $80,000 cash payment and a carried (no-cost) 20% working interest on two wells through completion of the wells, and the Company transferred operations of the prospect to the third party. The sale of the partial working interest in the prospect allowed the Company to improve its cash position and continue participation and development in the prospect at a substantially reduced cost. During November and December of 1997, the third party fulfilled its contractual obligation to the Company with the drilling of two wells (at no cost to the Company), one of which was completed as a dry hole
and one which was completed for production.   In May of 1998, the Company
participated in the drilling of an additional well which is being completed for production. The Company has a 20% working interest (16% net revenue interest) in the new wells. It is anticipated that additional drilling will take place in the Merlin Prospect in fiscal 1999 for which the Company shall be required to pay its proportionate 20% share.

Well Statistics

The following table sets forth certain information, as of March 31, 1998, relating to productive wells in which the Company owns working interests:


                                  SHARON ENERGY LTD.
                                   WELL STATISTICS
                                 AS OF MARCH 31, 1998

                          ----------------------------
                           GROSS PRODUCTIVE WELLS
                          ----------------------------
                           OIL                0
                           GAS                1
                                             ---------
                           TOTAL              1
                                             ---------
                                             ---------
                           NET PRODUCTIVE WELLS
                          ----------------------------
                           OIL                  0
                           GAS                .20
                                             ---------
                           TOTAL              .20
                                             ---------
                                             ---------

ACREAGE STATISTICS

The following table sets forth the developed acreage and undeveloped acreage of the Company as of March 31, 1998:


                                 SHARON ENERGY LTD.
                                  ACREAGE HOLDINGS
                                AS OF MARCH 31, 1998

              -------------------------------------------------------
               UNDEVELOPED ACREAGE                ACRES
              -------------------------------------------------------
               GROSS
                                  CALIFORNIA                   4,289
                                    COLORADO                     670
                                   LOUISIANA                   2,982
                                     WYOMING                   8,202
              -------------------------------------------------------
                   GROSS UNDEVELOPED ACREAGE                  16,143
              -------------------------------------------------------
              -------------------------------------------------------

               NET
                                   CALIFORNIA                    858
                                     COLORADO                    262
                                    LOUISIANA                    209
                                      WYOMING                  1,326
              -------------------------------------------------------
                      NET UNDEVELOPED ACREAGE                  2,655
              -------------------------------------------------------
              -------------------------------------------------------
               DEVELOPED ACREAGE                  ACRES
              -------------------------------------------------------
               GROSS

                                   CALIFORNIA                  1,132
                                     ILLINOIS                    320
              -------------------------------------------------------
                      GROSS UNDEVELOPED ACREAGE                1,452
              -------------------------------------------------------
              -------------------------------------------------------
               NET
                                   CALIFORNIA                    226
                                     ILLINOIS                    320
              -------------------------------------------------------
                      NET UNDEVELOPED ACREAGE                    546
              -------------------------------------------------------
              -------------------------------------------------------

DRILLING ACTIVITY

The following table sets forth the results of the Company's drilling activities in the fiscal years ended March 31, 1998 and 1997:


                                 SHARON ENERGY LTD.
                            SUMMARY OF DRILLING ACTIVITY
                  FOR FISCAL YEARS ENDING MARCH 31, 1998 AND 1997

              -------------------------------------------------------
               EXPLORATORY WELLS                   1998         1997
              -------------------------------------------------------
               GROSS
                                  Productive          2            0
                                    Dry               4            3
              -------------------------------------------------------
                                    TOTAL             3            3
              -------------------------------------------------------
               NET

                                  Productive       0.60         0.00
                                    Dry           1.135       0.4975
              -------------------------------------------------------
                                     TOTAL        1.735       0.4975
              -------------------------------------------------------


              -------------------------------------------------------
               DEVELOPMENT WELLS                   1998         1997
              -------------------------------------------------------
               GROSS
                                                      0            1
                                  Productive
                                    Dry               0            0
              -------------------------------------------------------
                                       TOTAL          0            1
              -------------------------------------------------------
               NET
                                                      0        .2104
                                  Productive
                                    Dry               0            0
              -------------------------------------------------------
                                       TOTAL          0        .2104
              -------------------------------------------------------

SUBSEQUENT DRILLING ACTIVITY

The Company plans to drill a minimum of three test wells on its undeveloped acreage during the next six months.

ITEM 3.   LEGAL PROCEEDINGS

As of March 31, 1998, the Company was not a party to any legal proceeding or action of a material nature.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the last quarter of the fiscal year covered by this report to a vote of shareholders of the Company through the solicitation of proxies or otherwise.

                                       PART II

ITEM 5. MARKET PRICE OF, AND DIVIDENDS ON, THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is presently being traded under the symbol SHY on the Vancouver Stock Exchange in Canada and was previously traded on the Boston Stock Exchange under the symbol SHA since 1992 in the United States. On December 9, 1997, the Company was notified by the Boston Stock Exchange that the Company does not meet the minimum maintenance requirements in connection with the Company's total assets, shareholder's equity and market value of the public float shares. The notification required that the Company comply with the maintenance requirements or provide a plan of action to comply with the maintenance requirements by a specified date. The Company's management and directors concluded that the Company's continued listing on the Boston Stock Exchange was not strategically valuable to the Company at the present time and does not warrant the payment of annual listing and other fees to the exchange. The principal market for the Company's common shares is the Vancouver Stock Exchange where substantially all of the trading volume in the company's common shares occurs. Accordingly, on December 23, 1997, the Company received notification from the Boston Stock Exchange that trading of the Company's common shares was suspended and application was made to the Securities Exchange Commission to delist the common shares from the Boston Exchange. The Company will continue to file its periodic reports with the Securities Exchange Commission under the Securities Exchange Act of 1934.


The following table sets forth the closing high and low trading prices in U.S. dollars on the Boston Stock Exchange for each of the periods indicated below for the Company's common stock:


                                 SHARON ENERGY LTD.
                         BOSTON STOCK EXCHANGE SALES PRICE
                                        FOR
                          SHARON ENERGY LTD. COMMON STOCK

--------------------------------------------------------------------------------
   FISCAL YEAR ENDING 3/31                        1998               1997
--------------------------------------------------------------------------------
                                              HIGH     LOW       HIGH     LOW
                                            ------------------------------------
   FIRST QUARTER                             $1.625    $ .75    $ 0.22   $ 0.22
   SECOND QUARTER                            $ 0.32   $ 0.32    $ 0.22   $ 0.50
   THIRD QUARTER                             $ 0.18   $ 0.18    $ 0.63   $ 0.38
   FOURTH QUARTER                               N/A      N/A    $ 1.06   $ 0.66
--------------------------------------------------------------------------------

The following table sets forth the closing high and low closing prices in Canadian dollars on the Vancouver Stock Exchange for each of the periods indicated below for the Company's common stock:


                                 SHARON ENERGY LTD.
                        VANCOUVER STOCK EXCHANGE SALES PRICE
                                        FOR
                          SHARON ENERGY LTD. COMMON STOCK
                                 (CANADIAN DOLLARS)

--------------------------------------------------------------------------------
 FISCAL YEAR ENDING 3/31                          1998               1997
--------------------------------------------------------------------------------
                                              HIGH     LOW       HIGH     LOW
                                            ------------------------------------
    FIRST QUARTER                            $ 1.50   $ 0.40    $ 0.98   $ 0.50
    SECOND QUARTER                           $ 0.55   $ 0.16    $ 0.75   $ 0.50
    THIRD QUARTER                            $ 0.32   $ 0.17    $ 0.75   $ 0.45
    FOURTH QUARTER                           $ 0.38   $ 0.24     $1.80   $ 0.65
--------------------------------------------------------------------------------

As of March 31, 1998, there were 570 estimated holders of the Company's common stock of record, of which 124 were U.S. registered shareholders. In many instances, a registered shareholder is a broker holding shares in street name.

No cash dividends were paid by the Company during the fiscal year ended March 31, 1998. For the foreseeable future, the Company intends to retain any available funds otherwise available for dividends for use in the expansion of its business.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital surplus was $421,848 at March 31, 1998 compared to a surplus of $452,373 at March 31, 1997. The Company's working capital decreased slightly due to losses from operations.

Exploration activity is planned during fiscal 1999 on the Company's prospects. In order to limit exploration expenditures to the Company's available working capital, management has sold producing and non-producing leasehold interests and has reduced its working interest percentage and cost participation in certain proposed exploratory wells. Management is limiting the Company's participation in exploratory wells to those which are considered to be in core areas of interest, principally California, Illinois and Louisiana.

The Company did not utilize any debt financing during fiscal 1998 and 1997.

In order to further preserve working capital, the Company has taken steps to reduce general and administrative expenses. The Company has reduced the number of full time employees from six at the beginning of fiscal 1998 to one full time employee and one part time employee as well as one part time consultant at the end of fiscal 1998.

Effective July 1, 1997 the Company sold half of its 40% working interest in the Merlin Prospect, Glenn County, California to a third party. Under the terms of the sale, the Company will retain a 20% working interest in the prospect and received an $80,000 cash payment and a carried (no-cost) 20% working interest on two wells through completion of the wells, and the Company transferred operations of the prospect to the third party. The sale of the partial working interest in the prospect allowed the Company to improve its cash position and continue participation and development in the prospect at a substantially reduced cost. During November and December of 1997, the third party fulfilled its contractual obligation to the Company with the drilling of two wells (at no cost to the Company), one of which was completed as a dry hole and one which was
completed for production.   In May of 1998, the Company participated in the
drilling of an additional well which is being completed for production.  The
Company's estimated share of drilling and completion costs are $90,000.    The
Company has a 20% working interest (16% net revenue interest) in the new wells. It is anticipated that additional drilling will take place in the Merlin Prospect in fiscal 1998 for which the Company shall be required to pay its proportionate 20% share. The Company's participation in subsequent wells in the Merlin Prospect will have to be funded from working capital, cash flow, loans or additional equity financings, the availability of which cannot be assured.

DISPOSITION OF PROPERTIES

During fiscal 1995, the Company sold a majority of its producing  wells.   The
Company made no significant dispositions during fiscal 1996 but sold producing well and nonproducing leasehold interests in fiscal 1997 totaling $132,500 and 210,193, respectively. During fiscal 1998, the Company sold its 65.625% working interest in three wells located in Baca County for net proceeds of $229,031. In addition, the Company sold its 12.5% to 21.04% working interests in three well located in Michigan for net proceeds of $32,584.

FINANCIAL OUTLOOK

In fiscal 1998 and 1997, oil and gas sales, sales of properties, cost of sales and overhead reimbursements (operator fees) have declined substantially from historical levels resulting in operating losses. Until the Company is able to replace the reserves and production disposed of, continued operating losses are anticipated. Furthermore, there is no assurance that efforts to restore previous reserve and production levels will be successful.

The timing of most of the Company's capital expenditures is discretionary.
There are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. Presently, the Company is using debt financing (see discussion of subsequent events herein below), existing working capital and internally generated cash flow from oil and gas sales to fund capital expenditures and overhead requirements. The level of capital expenditures will vary in future periods depending on the success it experiences in its development and exploratory drilling activities, gas and oil price conditions and other related economic factors. In addition to internally generated cash flow, additional equity and debt financing may be used in future periods for oil and gas wells completed on its prospects. During fiscal 1997, the Company issued 2,000,000 common shares for net proceeds, after commissions and direct expenses, of Canadian $907,561 (U.S. $670,888). In connection with the stock issuance, the Company issued 2,000,000 Class B Warrants which were exercisable into 2,000,000 common voting shares at a price of Canadian $0.60 per share. The Class B Warrants have expired unexercised. In addition, the Company issued 150,000 common voting shares as a corporate finance fee and 350,000 Class C Warrants for services rendered in connection with the offering. The Class C Warrants expired
unexercised.    The net proceeds of the 1997 offering were used as part of the capital necessary for the Company to conduct 3-D seismic and drill wells in connection with the Company's California exploration activities. During fiscal 1998, the Company issued 3,500,000 common shares at CDN$.20 per share for net proceeds, after commissions and direct expenses, of U.S. $449,533. In connection with the stock issuance, the Company issued 3,500,000 Class D Warrants which are exercisable into 1,750,000 common voting shares at a price of Canadian $0.25 per share. The Class D Warrants are exercisable until September 4, 1998. In addition, the Company issued 200,000 common voting shares as a corporate finance fee and 400,000 Class E Warrants for services rendered in connection with the offering. The Class E Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $.20 per share
until September 4, 1998.    The net proceeds of the 1998 offering were applied
to the acquisition of leases, the payment of delay rentals, and an advance payment for the drilling and completion of an initial test well in the Company's South Lakeside Prospect located in Cameron Parish, Louisiana. The Company intends to retain a 7% working interest in the prospect.

COMPARISON RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

During the year ended March 31, 1998, the Company experienced a decrease in oil and gas revenues as compared to the prior year period due to the disposition of substantially all of its producing properties.

Oil and gas sales for the year ended March 31, 1998 were $62,324 compared to $272,859 for the year ended March 31, 1997, a 77% decrease. Company net oil production totaled 644 bbls. in the latest period as compared to 4,821 bbls. during the prior year period, an 87% decrease. Average crude oil prices were $
17.92 per barrel in the year ended March 31, 1998 compared to $20.82 in the prior year period, a 14% decrease. Company net gas production totaled 26,286 mcf in the latest period as compared to 103,251 mcf during the prior year period, a 75% decrease. Average gas prices were $2.07 per mcf in the year ended March 31, 1998 compared to $1.67 in the prior year period, a 24% increase.

Sales of oil and gas properties in fiscal year 1998 were $341,615 compared to $342,693 in fiscal year 1997. The properties sold in fiscal 1998 had a much higher cost basis than those sold in fiscal 1997. Cost of properties sold was $327,224 in fiscal 1998 as compared to $79,467 in fiscal 1997.

General and administrative expenses for the year ended March 31, 1998 and 1997
were $376,584 and $509,807, respectively, a $133,223 (26%) decrease.   The
decrease was due primarily to personnel reductions which were effective in September of 1997.

Oil and gas production expenses (lease operating and production tax expense combined) for the year ended March 31, 1998 and 1997 were $16,817 and $110,050, respectively, a $93,688 (85%) decrease. The decrease in production expense resulted primarily from the disposition of substantially all of the Company's producing properties.

Unsuccessful exploration and abandonment costs increased from $236,141 last year to $380,605 in the latest fiscal year, a $144,464 (61%) increase. The Company incurred higher costs in fiscal 1998 due to unsuccesful drilling attempts in California, Illinois and Wyoming.

Geologic, geophysical and delay rentals decreased from $316,612 last year to $68,206 in the latest fiscal year, a $248,406 (79%) decrease. The decrease in geologic, geophysical and delay rentals expense is due to the Company's reduced exploration program. The Company follows the successful efforts method of accounting which requires it to charge the cost of exploratory dry holes and leasehold abandonment costs to operations in the period incurred. Furthermore, all geological and geophysical costs and delay rentals are expensed immediately when incurred, regardless of whether they result in a commercially successful discovery of hydrocarbons. The Company was engaged in exploration activities during fiscal 1997 involving large up-front geologic and geophysical costs, such as the California Merlin Prospect 3-D seismic survey ($275,814 net to the Company's interest), which resulted in a significant charge to operations in
fiscal 1997.   The Company reduced its geologic and geophysical activities during fiscal 1998.

Impairment of oil and gas properties of $222,499 in fiscal 1997 resulted from the writedown of costs associated with the Company's Michigan and Colorado
properties.   Management had determined that the net book value associated with the
properties as of March 31, 1997 exceeded the realizable value of those properties. Realizable value was determined by using an expected sales price in the case of the Colorado properties where market value is determinable. Realizable value was determined by using future estimated net cash flows (discounted to present value using a 10% factor) in the case of the Michigan properties where market value is not readily determinable.

SUBSEQUENT EVENTS

In May of 1998, the Company received $209,205 ($300,000 CDN) in loan proceeds from a related party (a corporation) that is a shareholder of the Company and whose officers are also directors of the Company. Per the terms of a promissory note dated March 27, 1998, the Company is required to repay the principal amount of $300,000 CDN and pay interest thereon at the annual rate of 10% on or before the maturity date of May 1, 1999. As further consideration for providing the loan, subject to Vancouver Stock Exchange approval, the Company agreed to issue a warrant to the related party lender for the acquisition of 480,000 common shares of the Company at $0.25 CDN per share, which warrant shall be exercisable by the related party until March 27, 1999. The proceeds of the loan are being used to pay the drilling and completion costs for the Company's California well and the property acquisition costs discussed herein below.

On May 15, 1998 the Company acquired 320 acres and 12 producing wells in the Elbridge Field in Edgar County, Illinois for a total purchase price of $90,000. The Company plans to rehabilitate the existing wells to improve production and recovery rates. Additional plans call for a horizontal test well, a test well to evaluate potential for gas recovery in an abandoned gas storage reservoir, and possible use as a gas storage facility. The additional plans for the property will require expenditures that will exceed the existing working capital of the Company and will necessitate additional financings, the availability of which cannot be assured.

In May of 1998, the Company participated in the drilling of an additional well in its Merlin Prospect located in Glen County, CA that is being completed for production. The Company's estimated share of drilling and completion costs are $90,000. The Company has a 20% working interest (16% net revenue interest) in the new wells. It is anticipated that additional drilling will take place in the Merlin Prospect in fiscal 1998 for which the Company shall be required to pay its proportionate 20% share. The Company's participation in subsequent wells in the Merlin Prospect will have to be funded from working capital, cash flow, loans or additional equity financings, the availability of which cannot be assured.

As of March 31, 1998, the Company had advanced $358,299 representing estimated drilling costs for a 17,500-foot well to be drilled in Louisiana. The cash advance has been reflected as a prepaid asset as of March 31, 1998. Drilling operations are expected to commence as early as June of 1998.

It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements, which will exceed the
existing working capital of the Company.   Management is considering additional
equity financings to finance its continued participation in the wells. In the event these efforts are unsuccessful, the Company will be compelled to reduce the scope of its business activities and take further steps to reduce general and administrative expenses.

INFLATION

In recent years inflation has not had a significant impact on the Company's operations or financial condition. However, during the fiscal year 1998, the company has experienced difficulty in securing drilling rigs, drill stem testers and other field services in connection with drilling its wells. Although it is not possible to accurately predict whether such shortages will continue in future periods, they are likely to put upward pressure on costs incurred to explore for, acquire, drill, complete and operate oil and gas properties and the unavailability of drilling and related services may impose delays in the Company's planned drilling activities.

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

As of March 31, 1998, Sharon Energy Ltd. had a tax loss carry-forward of approximately $144,000, available to offset taxable income in future years. This expires in the years ended 1999 to 2005 for Sharon Energy Ltd. Sharon Resources, Inc. had a tax loss carry-forward of $1,914,000 as of March 31, 1998 which will expire in the year 2012.

Sharon Resources, Inc. also has a carryover for statutory depletion of approximately $500,000 and $27,000 for the general business credit for which no benefit has been recognized.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX                                                                   PAGE
-----                                                                   ----
AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . . 19
CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . . 21
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY. . . . . . . . . . . . . 22
CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . . 23
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . 25
UNAUDITED SUPPLEMENTARY PETROLEUM AND NATURAL GAS
  RESERVE INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . 39

                                  AUDITORS' REPORT


To the Shareholders of Sharon Energy Ltd.:

We have audited the consolidated balance sheets of Sharon Energy Ltd. as at March 31, 1998 and 1997 and the consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.






Calgary, Alberta,                                    ARTHUR ANDERSEN & CO.
May 8, 1998.                                         Chartered Accountants

                                 SHARON ENERGY LTD.

                            CONSOLIDATED BALANCE SHEETS
                            (expressed in U.S. dollars)




                                                                                         March 31,
                                                                                --------------------------
                                      ASSETS                                       1998           1997
                                      ------                                    ------------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  78,525      $ 341,464
  Accounts receivable-
     Oil and gas sales                                                              30,974         51,542
     Joint interest billing                                                          3,266         38,926
     Other                                                                            -           139,125
  Prepaid drilling costs (Note 1)                                                  358,299           -
  Prepaid expenses                                                                   8,873          8,873
                                                                                   -------        -------
            Total current assets                                                   479,937        579,930
                                                                                   -------        -------
OIL AND GAS PROPERTIES, using the successful efforts
  method of accounting, at cost (Notes 2 and 3)                                     72,857        583,378
     Less- Accumulated depreciation, depletion, amortization
       and impairments                                                              (1,330)      (192,336)
                                                                                   -------        -------
                                                                                    71,527        391,042
                                                                                   -------        -------
FURNITURE, FIXTURES AND EQUIPMENT, at cost, less
  accumulated depreciation of $200,791 and $187,653, respectively                    5,328         17,041
                                                                                   -------        -------
                                                                                  $556,792      $ 988,013
                                                                                   -------        -------
                                                                                   -------        -------

APPROVED ON BEHALF OF THE BOARD:

 /s/ Jack S. Steinhauser       , Director   /s/ David L. Bennington  , Director
-------------------------------            --------------------------

                The accompanying notes are an integral part of these
                          consolidated financial statements.

                                 SHARON ENERGY LTD.

                            CONSOLIDATED BALANCE SHEETS
                            (expressed in U.S. dollars)



                                                                                              March 31,
                                                                                  -------------------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY                              1998             1997
                     ------------------------------------                         --------------    -------------
CURRENT LIABILITIES:
  Accounts payable                                                                $    49,310       $    86,332
  Advances from joint ventures                                                           -               30,379
  Taxes payable                                                                         8,779            10,846
                                                                                  -----------       -----------
          Total current liabilities                                                    58,089           127,557
                                                                                  -----------       -----------
DEFERRED RENT (Note 7)                                                                 29,211            46,747
                                                                                  -----------       -----------
SHAREHOLDERS' EQUITY:
  Preferred shares, no par value; 25,000,000 shares authorized, none outstanding
  Common shares, no par value; 100,000,000 shares authorized,
     9,563,800 and 5,863,800 shares outstanding, respectively                       2,354,522         1,692,725
  Warrants outstanding                                                                129,616           341,880
  Retained deficit                                                                 (1,977,354)       (1,183,604)
  Treasury shares; 37,200 shares (at cost)                                            (37,292)          (37,292)
                                                                                  -----------       -----------
          Total shareholders' equity                                                  469,492           813,709
                                                                                  -----------       -----------
                                                                                  $   556,792       $   988,013
                                                                                  -----------       -----------
                                                                                  -----------       -----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                                  SHARON ENERGY LTD.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                             (expressed in U.S. dollars)

                                                                     Year Ended March 31,
                                                                -----------------------------
                                                                    1998              1997
                                                                -----------       -----------
REVENUES:
  Oil and gas sales                                             $    62,324       $   272,859
  Sales of oil and gas properties (Note 1)                          341,615           342,693
  Interest income and other                                          10,482             7,507
                                                                -----------       -----------
                                                                    414,421           623,059
                                                                -----------       -----------
COSTS AND EXPENSES:
  Lease operating                                                    14,720            91,625
  Production and severance taxes                                      2,097            18,425
  Cost of properties sold                                           327,224            79,467
  General and administrative                                        376,584           509,807
  Depreciation, depletion and amortization                           38,398           114,357
  Geological and geophysical and delay rentals                       68,206           316,612
  Unsuccessful exploration and abandonments                         380,605           236,141
  Impairment of oil and gas properties                                 -              222,499
  Interest                                                              337               488
                                                                -----------       -----------
                                                                  1,208,171         1,589,421
                                                                -----------       -----------
LOSS BEFORE INCOME TAXES                                           (793,750)         (966,362)

INCOME TAX BENEFIT                                                     -              (58,000)
                                                                -----------       -----------
NET LOSS                                                        $  (793,750)      $  (908,362)
                                                                -----------       -----------
                                                                -----------       -----------
NET LOSS PER SHARE (Note 2):
  Basic                                                               $(.13)            $(.22)
                                                                       ----              ----
                                                                       ----              ----
  Fully diluted                                                         N/A               N/A
                                                                        ---               ---
                                                                        ---               ---

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
     Basic                                                        6,272,627         4,222,595
                                                                  ---------         ---------
                                                                  ---------         ---------
     Fully diluted                                                9,578,838         4,834,121
                                                                  ---------         ---------
                                                                  ---------         ---------

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                                  SHARON ENERGY LTD.

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE YEARS ENDED MARCH 31, 1997 AND 1998
                             (expressed in U.S. dollars)


                                                    Common Shares                                              Treasury Shares
                                              ------------------------       Warrants      Retained            ---------------
                                               Shares         Amount         Outstanding   Deficit          Shares         Amount
                                              ---------     ----------      ------------ -----------      ----------       ---------
BALANCES, March 31, 1996                      3,514,800     $1,326,802      $    -       $  (268,168)        49,700       $(49,823)

  Exercise of stock options                     199,000         36,915           -              -              -              -
  Issuance of treasury shares                      -              -              -            (7,074)       (12,500)        12,531
  Sale of shares and warrants (Note 4)        2,150,000        329,008        341,880           -              -              -
  Net loss                                         -              -              -          (908,362)          -              -
                                              ---------      ---------        -------     ----------         ------         ------
BALANCES, March 31, 1997                      5,863,800      1,692,725        341,880     (1,183,604)        37,200        (37,292)

  Sale of shares and warrants (Note 4)        3,700,000        319,917        129,616           -              -              -
  Expiration of warrants (Note 4)                  -           341,880       (341,880)          -              -              -
  Net loss                                         -              -              -          (793,750)          -              -
                                              ---------      ---------        -------     ----------         ------         ------
BALANCES, MARCH 31, 1998                      9,563,800     $2,354,522      $ 129,616    $(1,977,354)        37,200       $(37,292)
                                              ---------      ---------        -------     ----------         ------         ------
                                              ---------      ---------        -------     ----------         ------         ------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                                 SHARON ENERGY LTD.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (expressed in U.S. dollars)



                                                                          Year Ended March 31,
                                                                      --------------------------
                                                                           1998          1997
                                                                      -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(793,750)     $(908,362)
  Noncash expenses and revenues included in net loss:
     Depreciation, depletion and amortization                             38,398        114,357
     Impairment of oil and gas properties                                   -           222,499
     Write-off of lease costs                                            367,893        202,907
     Deferred income taxes                                                  -           (58,000)
     Gain on sales of oil and gas properties                             (14,391)      (263,226)
  Decrease (increase) in accounts receivable                             195,353       (104,749)
  Increase in prepaid drilling costs                                    (358,299)          -
  Decrease in accounts payable                                           (37,022)       (16,886)
  Decrease in advances from joint ventures                               (30,379)       (24,471)
  Decrease in taxes payable                                               (2,067)        (2,836)
  Decrease in deferred rent                                              (17,536)        (7,156)
                                                                         -------        -------
          Net cash used in operating activities                         (651,800)      (845,923)
                                                                         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                   -            36,915
  Proceeds from sale of shares and warrants, net                         449,533        670,888
                                                                         -------        -------
          Net cash provided by financing activities                      449,533        707,803
                                                                         -------        -------

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                                 SHARON ENERGY LTD.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (expressed in U.S. dollars)


                                                                           Year Ended March 31,
                                                                     -----------------------------
                                                                          1998            1997
                                                                     --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas property expenditures                                    $(399,362)     $(289,659)
  Proceeds from sales of oil and gas properties                          341,615        342,693
  Acquisition of furniture, fixtures and equipment                        (2,925)        (5,633)
  Sale of short-term investments, net                                       -            53,050
                                                                        --------       --------
          Net cash (used in) provided by investing activities            (60,672)       100,451
                                                                        --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (262,939)       (37,669)

CASH AND CASH EQUIVALENTS, beginning of year                             341,464        379,133
                                                                        --------       --------
CASH AND CASH EQUIVALENTS, end of year                                 $  78,525      $ 341,464
                                                                        --------       --------
                                                                        --------       --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for-
     Income taxes                                                      $    -         $    -
                                                                        --------       --------
                                                                        --------       --------

     Interest                                                          $     337      $     488
                                                                        --------       --------
                                                                        --------       --------

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

        OPERATIONS

Exploration activity is planned during fiscal 1999 on the Company's prospects, which are located in California, Illinois and Louisiana. In order to provide working capital for exploration expenditures, the Company sold producing leasehold interests and reduced its working interest percentage and cost participation in certain proposed exploratory wells during fiscal 1998. Additionally, in fiscal 1998, the Company raised $490,000 before commission and direct expenses through a private placement (Note 4). The proceeds are designated for exploration activity on the Company's Louisiana prospect.

In order to further preserve working capital, the Company has taken steps to reduce general and administrative expenses. The Company reduced the number of full time employees from six at the beginning of fiscal 1998 to one full time and one part time employee at the end of fiscal 1998. In addition, the Company has one part time consultant providing management services.

Effective July 1, 1997, the Company sold half of its 40% working interest in the Merlin Prospect, Glenn County, California to a third party. Under the terms of the agreement, the Company retained a 20% working interest in the prospect consisting of approximately 5,000 acres (gross) under lease agreements. The prospect includes 15.5 square miles of 3-D seismic data. The Company received $80,000 and a carried (no-cost) 20% working interest on two wells through completion of the wells, and the Company transferred operations of the prospect to the third party. The sale of the partial working interest in the prospect allowed the Company to improve its cash position and continue participation and development in the prospect at a substantially reduced cost. During November and December of 1997, the third party fulfilled its contractual obligation to the Company with the drilling of two wells (at no cost to the Company), one of which was completed as a dry hole and one which was completed for production.
In May of 1998, the Company participated in the drilling of an additional well which is being completed for production. The Company's estimated share of drilling and completion costs are approximately $90,000. The Company has a 20% working interest (16% net revenue interest) in the new wells. It is anticipated that additional drilling will take place in the Merlin Prospect in fiscal 1999 for which the Company will be required to pay its proportionate 20% share. The Company's participation in subsequent wells in the Merlin Prospect will have to be funded from working capital, cash flow, loans or additional equity financing, the availability of which cannot be assured.

As of March 31, 1998, the Company had advanced $358,299 representing estimated drilling costs for a 17,000-foot well re-entry and sidetrack to be drilled in Louisiana. The cash advance has been reflected as prepaid drilling costs on the accompanying consolidated balance sheet. Drilling operations are expected to commence as early as June of 1998.

In July of 1997, the Company sold its 65.25% working interest, effective May 1, 1997, in three producing wells located in Baca County, Colorado for net proceeds of $229,031. In addition, the

Company sold its 12.5% to 21.04% working interests in three wells located in Michigan for net proceeds of $32,584.

In the event the Company's exploration efforts are unsuccessful, it is possible the Company will need to take further steps to reduce general and administrative expenses and sell producing properties to meet its debt commitments in fiscal year 1999 (Note 9).

(2)     ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These consolidated financial statements would not be materially different if they had been prepared using GAAP in the United States. Sharon Energy Ltd. would have to account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which is not in accordance with Canadian GAAP. SFAS 109 requires the liability method of accounting for income
taxes whereas Canadian GAAP requires the deferral method.   Additionally, the
limitation of capitalized costs, including consideration for site restoration costs, under Canadian GAAP for ceiling limitations differs from U.S. GAAP. This ceiling test is similar to the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued in the United States. SFAS 121 requires a company to examine its carrying value of proved properties whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Generally, the basis for making such assessments is based on future cash flow projections. The effect of these differences is discussed in Note 8.

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

The Company is reimbursed for certain overhead costs incurred in connection with the joint ventures. These reimbursements amounted to approximately $6,000 and $19,000 during fiscal 1998 and 1997, respectively. These amounts were recorded as a reduction of general and administrative expense.

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

        NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted average number of shares outstanding during the respective years. In fiscal 1998 and 1997, no disclosure was made of fully dilutive loss per share as the effects of outstanding stock options and warrants were anti-dilutive.

        CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments purchased with an original maturity of three months or less.

(3)     SUMMARY OF OIL AND GAS OPERATIONS

Information related to oil and gas operations is summarized as follows:

                                                               March 31,
                                                         ----------------------
                                                            1998        1997
                                                         ---------- -----------
     Capitalized costs-
       Proved properties                                  $22,401   $ 473,178
       Unproved properties                                 50,456     110,200
     Less- Accumulated depreciation, depletion,
       amortization and impairments                        (1,330)   (192,336)
                                                          -------   ---------
                                                          $71,527   $ 391,042
                                                          -------   ---------
                                                          -------   ---------

Costs incurred in oil and gas producing activities are as follows:

                                                          Year Ended March 31
                                                         ----------------------
                                                           1998         1997
                                                         ---------- -----------
     Property Acquisition                                $ 21,333    $  90,095
                                                         --------    ---------
                                                         --------    ---------

     Exploration                                         $211,322    $ 680,372
                                                         --------    ---------
                                                         --------    ---------

     Development                                         $234,913    $  77,401
                                                         --------    ---------
                                                         --------    ---------

All oil and gas properties are located in the United States. Oil and gas sales to three purchasers accounted for approximately 68%, 15% and 8% of total sales during the year ended March 31, 1998. Sales to three purchasers accounted for approximately 64%, 22% and 13% of total sales during the year ended March 31, 1997.

(4)  PRIVATE PLACEMENT

During fiscal year 1998, the Company issued 3,500,000 equity units at CDN $0.20 through a private placement. Each unit entitled the purchaser to one share of common stock and one Series D warrant in which two warrants are required to buy one share of common stock at CDN $0.25. For accounting purposes, the warrants were valued using the Black-Scholes Model. The following table summarizes the private placement transactions and warrants outstanding as of March 31, 1998:

                                         Common Shares              Warrants Outstanding          Exercise
                                    ----------------------   --------------------------------     Price in
                                     Shares       Amount       Units*     Amount   Expiration    Canadian $
                                    ---------    --------     ---------   -------  ----------    ----------
1)   Shares and warrants
     issued                         3,500,000    $360,384     1,750,000   $101,052     9/4/98        $0.25
2)   Shares and warrants
     issued as commission             200,000     (33,320)      400,000     28,564     9/4/98         0.20
3)   Direct offering expenses            -         (7,147)          -         -
                                    ---------    --------     ---------   --------
                                    3,700,000    $319,917     2,150,000   $129,616
                                    ---------    --------     ---------   --------
                                    ---------    --------     ---------   --------

*Each warrant unit in the above schedule is the equivalent to purchase one common share.

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

                                         Common Shares              Warrants Outstanding          Exercise
                                    ----------------------   --------------------------------     Price in
                                     Shares       Amount       Units      Amount   Expiration    Canadian $
                                    ---------    --------     ---------   -------  ----------    ----------
1)   Tranch one                       600,000    $136,447       600,000   $ 85,553   12/10/97       $0.60
2)   Tranch two                     1,400,000     318,375     1,400,000    199,625    2/12/98**      0.60
3)   Shares and warrants
     issued as commission             150,000     (56,702)      350,000     56,702    2/12/98**      0.50
4)   Direct offering expenses            -        (69,112)         -          -
                                    ---------    --------     ---------   --------
                                    2,150,000    $329,008     2,350,000   $341,880
                                    ---------    --------     ---------   --------
                                    ---------    --------     ---------   --------

    ** During fiscal year 1998, the Board of Directors extended the expiration of these warrants until May 15, 1998. However, as of this date the warrants were not exercised. For accounting purposes, these warrants were expired during fiscal year 1998 as they were never exercised.

(5)  STOCK OPTIONS

Under the Employee Stock Incentive Plan (the "Plan") directors, officers, key employees and consultants of the Company are entitled to receive incentive stock options. The Plan is administered by the Board of Directors. Options may be granted under the Plan for common shares up to 20% of the total outstanding shares at the time of grant. The share option price may not be less than 100% of the average trading price for ten trading days prior to the date of grant. Options granted pursuant to the Plan must be exercised within five years following the date of grant.

The following table summarizes the changes in the number of shares reserved for the exercise of stock options (per share prices are in Canadian dollars):

                                                     YEAR ENDED MARCH 31,
                                                  -------------------------
                                                     1998           1997
                                                  ----------      ---------
          BALANCE, beginning of year                 579,000        308,000

               Canceled                             (470,000)          -
               Granted                             1,063,000        470,000
               Exercised ($0.25 per share)          -              (199,000)
                                                   ---------       --------
          BALANCE, end of year                     1,172,000        579,000
                                                   ---------       --------
                                                   ---------       --------

The options are exercisable as follows at March 31, 1998:

                              Price
                            (Canadian
             Shares          Dollars)        Expiration Date
           ---------        ----------      --------------------
              84,000           $.25          December 5, 2000
              25,000           $.29          December 5, 2000
             279,000           $.35          January 7, 2002
             191,000           $.35          February 14, 2002
             275,000           $.35          April 15, 2002
             318,000           $.35          February 10, 2003
           ---------
           1,172,000
           ---------
           ---------

(6)     INCOME TAXES

Sharon Energy Ltd. and Sharon Resources, Inc., file separate income tax returns in Canada and the United States, respectively. The benefit for income taxes relates entirely to U. S. book loss and is comprised of the following:

                                         Year Ended March 31,
                                        ------------------------
                                           1998          1997
                                        ----------     ---------
          Current                       $    -          $   -
          Deferred                           -           (58,000)
                                        ----------      --------
                                        $    -          $(58,000)
                                        ----------      --------
                                        ----------      --------

The income tax benefit for income taxes in the Consolidated Statements of Operations varies from the income tax benefit for income taxes calculated at the Canadian statutory rate. The following table reconciles the main differences:

                                                               Year Ended March 31,
                                                             ------------------------
                                                                1998          1997
                                                             ----------     ---------
          Loss before income tax benefit                     $(793,750)     $(966,362)
          Statutory rate                                         44.3%          44.3%
                                                             ---------      ---------
          Expected tax benefit                                (351,631)      (428,098)
          Loss in parent company for which no tax
            benefit is provided                                 18,405         11,174
          Difference in tax rates on U.S. operations            77,477         96,937
          U.S. Loss carryforward for which no tax
               benefit is provided                             203,544        260,097
          Valuation Allowance                                   50,242           -
          State taxes and other                                  1,963          1,890
                                                             ---------      ---------
                                                             $    -         $ (58,000)
                                                             ---------      ---------
                                                             ---------      ---------

The benefit for deferred income taxes arises from timing differences in the recognition of revenue and expense items for tax and financial statement purposes. The tax effects of these differences during fiscal 1998 and 1997 are as follows:

                                                        Year Ended March 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------     ----------
          Exploration and development costs           $   1,108      $(118,649)
          Depreciable property, plant and equipment     (51,350)        60,649
          Valuation allowance                            50,242           -
                                                      ---------      ---------
          Deferred income tax benefit                 $    -         $ (58,000)
                                                      ---------      ---------
                                                      ---------      ---------

As of March 31, 1998, Sharon Energy Ltd. and Sharon Resources, Inc. had tax loss carryforwards of approximately $144,000 and $1,914,000, respectively, available to offset taxable income in future years for which no benefit is provided. These expire in the years ended 1999 to 2005 for Sharon Energy Ltd. and 2012 for Sharon Resources, Inc. Sharon Resources, Inc. also has carryovers of approximately $500,000 for statutory depletion and $27,000 for the general business credit, for which no benefit has been recognized.

(7)  OTHER

     RELATED PARTY TRANSACTIONS

Office space is sublet on a month to month basis to a company owned by an officer and his family. The sublease provides for minimum annual rentals of approximately $19,000. The sublease will terminate at the end of June 1998.

During fiscal 1997, a company owned by an officer and director and his family entered into joint venture agreements with the Company on the same terms offered or sold to others whereby it has a working interest in certain wells drilled. These agreements cover future wells drilled within the same prospect. The Company had a net payable of approximately $7,000 as of March 31, 1997 for these joint venture agreements.

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

     REMUNERATION OF MANAGEMENT

The aggregate remuneration paid or payable for the years ended March 31, 1998 and 1997, to directors and senior officers as defined in the British Columbia Company Act, amounted to approximately $118,000 and $195,000, respectively.

     LEASES

In January 1992, the Company moved to a new office location. The lease agreement provides for an 87-month term expiring in March 1999. Monthly rent payments under the lease agreement commenced in April 1992. The Company is recognizing rent expense ratably over the term of the lease. Total minimum future rental payments under this lease are $109,000 in fiscal 1999.

During fiscal 1998 and 1997, rental expense was approximately $127,000 and $134,000, respectively. These amounts were offset in part by sublease rental income received of approximately $121,000 and $79,000, respectively.

     INCENTIVE AWARD PLAN

The Company has an Incentive Award Plan whereby the Board of Directors can grant incentive awards to eligible corporate officers and key employees. The total amount of incentive awards to be granted may, at the discretion of the Board of Directors, be up to 12% of the consolidated before-tax annual profit of the Company. Incentive awards to eligible officers and key employees are solely at the discretion of the Board of Directors, both as to selection of participants and amount of individual awards, and shall be made on an annual basis to eligible participants following the release of the final audited, fiscal yearend financial statements. No incentive award grants were made during fiscal 1998 and 1997.

     EMPLOYEE ROYALTY POOL

Overriding royalties for certain prospects are granted to certain officers and key employees as discretionary incentive awards. The production from these royalties are paid directly to the participants.

(8)  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
       GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     LOSS PER SHARE

Net loss per common share in accordance with U.S. GAAP is as follows:

                                                        Year Ended March 31,
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
                                                     (expressed in U.S. dollars)
          Basic                                        $(.13)         $(.22)
                                                       -----          -----
                                                       -----          -----
          Diluted                                        N/A            N/A

In calculating U.S. GAAP diluted loss per share, no consideration was given to stock options and warrants as their effects were anti-dilutive.

In February 1997, Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued in the United States, effective for the Company in fiscal 1998. The adoption of SFAS 128 by the Company would not have had a material impact on the loss per common share for fiscal 1998 or fiscal 1997.

The effects of SFAS 109 and SFAS 121 would not cause the consolidated financial statements to differ materially from Canadian GAAP. However, under U.S. GAAP a deferred tax asset of approximately $871,000 and $551,000 at March 31, 1998 and 1997, respectively, would exist and be fully reserved for with a valuation allowance as it is more likely than not that the deferred tax asset would not be realizable. The net deferred tax asset would consist primarily of U.S. net operating loss carryforward and carryover statutory depletion.

(9)  SUBSEQUENT EVENTS

     PROMISSORY NOTE

In May of 1998, the Company received $209,205 ($300,000 CDN) in loan proceeds from a related party (a corporation) that is a shareholder of the Company and whose officers are also directors of the Company. The terms of the promissory note dated March 27, 1998, provide that the Company is required to repay the principal amount of $300,000 CDN and pay interest thereon at the annual rate of 10% on or before the maturity date of March 27, 1999. As further consideration for providing the loan, subject to Vancouver Stock Exchange approval, the Company agreed to issue a warrant to the related party for the acquisition of 480,000 common shares of the Company at $0.25 CDN per share, which is exercisable until May 1, 1999. The proceeds of the loan are being used to pay the drilling and completion costs for the Company's California well and the property acquisition costs discussed below.

     ELBRIDGE FIELD ACQUISITION

In May of 1998, the Company acquired 320 acres and 12 producing wells in the Elbridge Field in Edgar County, Illinois for a total purchase price of $90,000. The Company plans to rehabilitate the existing wells to improve production and recovery rates. Additional plans call for a horizontal test well, a test well to evaluate potential for gas recovery in an abandoned gas storage reservoir, and possible use as a gas storage facility. The additional plans for the property will require expenditures that will exceed the existing working capital of the Company and will necessitate additional financings, the availability of which cannot be assured.

                                 SHARON ENERGY LTD.

                              UNAUDITED SUPPLEMENTARY

                   PETROLEUM AND NATURAL GAS RESERVE INFORMATION


The following supplementary information is presented in compliance with United States Securities and Exchange Commission ("SEC") regulations and is not covered by the report of the Company's independent auditors.

The information required to be disclosed for the fiscal years 1998 and 1997 in accordance with FASB Statement No. 69, "Disclosures About Oil and Gas Producing Activities," is discussed below and is further detailed in the following tables.

The reserve quantities and valuations for fiscal 1998 and 1997 are based upon estimates by Norstar Petroleum, Inc. and Company management. Proved reserves are the estimated quantities of petroleum and natural gas which are reasonably certain of recovery in future years from known reservoirs under existing operating conditions assuming current prices and costs.

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

                                 SHARON ENERGY LTD.

         CHANGES IN QUANTITIES OF PROVED PETROLEUM AND NATURAL GAS RESERVES

              FOR THE YEARS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                                                      Oil               Gas
                          PROVED RESERVES                           (Bbls)            (Mcf's)
---------------------------------------------------------------   ----------        -----------
Balance at March 31, 1996                                            30,071           2,449,788

     Sale of reserves in place                                      (17,272)               -
     Production                                                      (4,821)           (103,251)
     Extensions and discoveries                                       4,278                -
     Revisions of previous estimates                                 (7,506)           (119,537)
                                                                   --------          ----------
Balance at March 31, 1997                                             4,750           2,227,000

     Sale of reserves in place                                       (4,106)         (2,214,760)
     Production                                                        (644)            (26,286)
     Extensions and discoveries                                        -                240,847
                                                                   --------          ----------
Balance at March 31, 1998                                              -                226,801
                                                                   --------          ----------
                                                                   --------          ----------
                                                                      Oil               Gas
                  PROVED DEVELOPED RESERVES                         (Bbls)            (Mcf's)
---------------------------------------------------------------   ----------        -----------
March 31, 1996                                                       30,071           1,047,645
                                                                   --------          ----------
                                                                   --------          ----------
March 31, 1997                                                        4,750             822,039
                                                                   --------          ----------
                                                                   --------          ----------
March 31, 1998                                                         -                151,201
                                                                   --------          ----------
                                                                   --------          ----------

                                 SHARON ENERGY LTD.

              STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

         RELATING TO PROVED PETROLEUM AND NATURAL GAS RESERVES (UNAUDITED)


For purposes of the following disclosures, estimates were made of quantities of proved reserves and the periods during which they are expected to be produced. Future cash flows were computed by applying yearend prices to estimated annual future production from proved oil and gas reserves. The average yearend price for oil was $19.30 per barrel at March 31, 1997. The average yearend prices for gas were $2.29 and $1.24 per Mcf at March 31, 1998 and 1997, respectively. Future development and production costs were computed by applying yearend costs to be incurred in producing and further developing the proved reserves. Future income tax expenses were computed by applying, generally, yearend statutory tax rates (adjusted for permanent differences, tax credits and allowances) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions of equal validity could give rise to substantially different results.

                                                    Year Ended March 31,
                                                 --------------------------
                                                     1998           1997
                                                 -----------    -----------
                                                 (expressed in U.S. dollars)
     Future cash inflows                           $ 519,000    $ 2,844,000
     Future costs-
       Production                                    (54,000)    (1,296,000)
       Development                                    (2,000)      (292,000)
                                                   ---------    -----------
     Future net cash inflows before income tax       463,000      1,256,000
     Future income tax                               (47,000)      (273,000)
                                                   ---------    -----------
     Future net cash flows                           416,000        983,000
     10% discount factor                             (61,000)      (400,000)
                                                   ---------    -----------
     Standardized measure of discounted
       future net cash flows                        $355,000   $    583,000
                                                   ---------    -----------
                                                   ---------    -----------

                                 SHARON ENERGY LTD.

         CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH

                FLOWS FROM PROVED PETROLEUM AND NATURAL GAS RESERVE

                               QUANTITIES (Unaudited)


The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                    Year Ended March 31,
                                                                 -------------------------
                                                                    1998           1997
                                                                 ----------      ---------
                                                                 (expressed in U.S. dollars)
Standardized measure of discounted future net cash
     flows--beginning of year                                     $ 583,000      $ 782,000
Sales and transfers, net of production costs                        (46,000)      (163,000)
Net change in sales and transfer prices, net of production            -            129,000
Extensions and discoveries, net of future costs                     427,000         49,000
Sales of reserves in place                                         (714,000)      (163,000)
Revisions of quantity estimates                                       -            (75,000)
Accretion of discount                                                74,000        102,000
Income tax change                                                   121,000         71,000
Changes in production rates and other                               (90,000)      (149,000)
                                                                  ---------      ---------
Standardized measure of discounted future net cash
     flows--end of year                                           $ 355,000      $ 583,000
                                                                  ---------      ---------
                                                                  ---------      ---------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning this item will be in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information concerning this item will be in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this item will be in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS CONDITION AND RESULTS OF OPERATION

Information concerning this item will be in the Company's 1998 Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

     3   -- Articles of Incorporation and By Laws (1)
     3-a --"Companies Act" Memorandum of Sharon Energy Ltd. Dated February 4, 1980 (1)
     3-b -"Company Act" Altered Memorandum of Sharon Energy Ltd. whereby the Articles of the Registrant be altered by changing the authorized capital of the Company (1)
     3-c - Special Resolution dated September 6, 1985 whereby the Articles of the Registrant be altered by adding thereto Part 24.1 - Directors Rights to Issue in One or More Series and Part 24.2 - Winding up rights (1)
     3-d - Special Resolution dated September 11, 1987 whereby the Articles of the Registrant be altered by adding thereto Part 25.1 and 25.2 - Restrictions on Takeover Bids (1)
     4   -- Instruments defining the rights of security holders, including indentures (1)
     10-ii (A) #1 - Falcon Prospect Agreement dated September 1, 1994 between the Registrant and Pearson Energy Corp. (1)
     10-ii (A) #4 - Agreement to sublease Office Space between the Registrant and Pearson Energy Corp. (1)
     10-iii (A) #1 - Executive Compensation (1)
     10-iii (A) #2 - Stock Options Plan (1)
     10-iii (A) #3 - Incentive Award Plan (1)
     10-iii (A) #4 - Employee Royalty Pool Plan (special resolution) dated June 16, 1987 (1)
     Subsidiaries of the Registrant (1)
     10-iv - Form of "D" Warrants (3)
     10-v - Form of "E" Warrants (3)
     10-vi - Form of "F" Warrants (3)
     10-vii - Humbolt Capital (Related Party) Loan Agreement dated March 27, 1998 (3)
     10-viii - Elbridge Field Acquistion Purchase/Sale Agreement effective May 15, 1998 (3)
     10-ix - South Lakeside Prospect Agreement (3)
     23-i - Consent of Norstar Petroleum  Inc., Petroleum Engineers (3)
     27 - Financial Data Schedules (3)
     28-i    Form 8-K dated March 4, 1998 (2)

     ------------

          (1)  Incorporated by reference to the Company's 1996 Form 10-KSB
          (2) Incorporated by reference to the Company's Form 8-K dated March 4, 1998
          (3)  Included herein

B)   REPORTS ON FORM 8K

The Company filed a report on Form 8-K on March 4, 1998, pertaining to the issuance of 3,500,000 unregistered securities pursuant to an exemption from registration under Regulation S of the Securities Act of 1933. Each unit consisted of one common voting share of the Company and one non-transferable Class D Common Stock Warrant. Two Class D Warrants entitle the holder thereof to purchase one additional common share of the Company at a price of Canadian $.25 per share to be exercised any time after, and within six months of the March 4, 1998 closing date of the offering. The Company received Canadian $649,190 in net proceeds (after commissions and direct offering expenses) from the offering. The Company issued 200,000 common shares as a corporate finance fee and, for services rendered in connection with the offering, an additional 400,000 common share purchase warrants (Class E Warrants) which are exercisable within six months of March 4, 1998. The Class E Warrants are exercisable at Canadian $.20 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of June, 1998.



                                      SHARON ENERGY LTD.


Date: June 27, 1998
                                         By:  /s/ Jack S. Steinhauser
                                         --------------------------------
                                         Jack S. Steinhauser
                                         President, Chief Executive Officer,
                                         and Principal Acccounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                       Title                      Date
     ------------------------           ----------------             ----------

     /s/ Jack S. Steinhauser       Director, President,                6/26/98
     -----------------------       Chief Executive Officer
     Jack S. Steinhauser

     /s/ David L. Bennington       Director                            6/26/98
     -----------------------
     David L. Bennington

     /s/ Robert W. Lamond          Director                            6/26/98
     -----------------------
     Robert W. Lamond

     /s/ C. A. Teare               Director                            6/27/98
     -----------------------
     C. A. Teare