Form 10QSB
period 1998-06-30
SHARON ENERGY LTD
filed 1998-08-14
CIK 844680

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             ---------------------
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

          FOR THE QUARTER ENDED JUNE 30, 1998


                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
-------   OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes   X     No
                              --------    -------

As of August 1, 1998, the Registrant had 9,880,800 shares of Common Stock, no par value, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

                            FINANCIAL INFORMATION

                      SHARON ENERGY LTD. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                  (Unaudited - Expressed in U.S. dollars)

                                                    JUNE 30,      MARCH 31,
                                                      1998           1998
ASSETS                                             ------------------------
CURRENT ASSETS:
  Cash and cash equivalents                         $ 58,264      $  78,525
  Accounts receivable                                279,470         34,240
  Prepaid drilling costs                                   -        358,299
  Prepaid expenses                                    29,938          8,873
                                                   ------------------------
Total current assets                                 367,672        479,937
                                                   ------------------------
OIL AND GAS PROPERTIES
  Successful efforts method of accounting,
  at cost                                            197,288         72,857
Less--accumulated depreciation, depletion
  and amortization                                    (4,330)        (1,330)
                                                   ------------------------
                                                     192,958         71,527
                                                   ------------------------
FURNITURE, FIXTURES AND EQUIPMENT
  at cost less accumulated depreciation                6,159          5,328
                                                   ------------------------
                                                     566,789       $556,792
                                                   ------------------------
                                                   ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $224,636       $ 49,310
  Taxes payable                                        8,583          8,779
                                                   ------------------------
Total current liabilities                           $233,219         58,089
                                                   ------------------------

Deferred rent                                         22,232         29,211

SHAREHOLDERS' EQUITY
Preferred shares, no par value;
  25,000,000 shares authorized
Common shares, no par value;
  100,000,000 shares authorized;
  9,880,800 and 9,563,800 shares
  issued and outstanding at
  At June 30 and March 31, 1998, respectively      2,406,361      2,354,522
Less: treasury stock (37,200 shares at cost)         (37,292)       (37,292)
Warrants outstanding                                 129,616        129,616
Retained earnings                                 (2,187,347)    (1,977,354)
                                                   ------------------------
Total shareholders' equity                           311,338        469,492
                                                   ------------------------
                                                     566,789       $556,792
                                                   ------------------------
                                                   ------------------------

                      SEE NOTES TO FINANCIAL STATEMENTS

                                    PART I
                                  (CONTINUED)

                            FINANCIAL INFORMATION

                      SHARON ENERGY LTD. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (Unaudited-Expressed in U.S. dollars)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
REVENUES                                                  1998           1997
                                                     ---------------------------
Oil and gas sales                                     $ 123,497      $  22,725
Sales of oil and gas properties                           2,589        230,000
Other                                                       455          3,624
                                                     ---------------------------
                                                        126,541        256,349
                                                     ---------------------------
COSTS AND EXPENSES
Lease operating                                           8,164         14,723
Production taxes                                              1          1,457
General and administrative                               88,852        127,453
Depreciation, depletion and amortization                  4,477         20,530
Unsuccessful exploration, net                           214,089         61,652
Geologic, geophysical and delay rental costs             20,951         13,200
Cost of properties sold                                       -        245,175
Interest                                                      -            199
                                                     ---------------------------
                                                        336,534        484,389

Loss from operations                                   (209,993)      (228,040)
Income tax benefit                                            0              0
                                                     ---------------------------
Net loss                                              $(209,993)     $(228,040)
                                                     ---------------------------
                                                     ---------------------------

Loss per common share                                     ($.02)         ($.04)

Weighted average number of
Common shares outstanding                             9,736,557      5,863,800


                      SEE NOTES TO FINANCIAL STATEMENTS

                                    PART I
                                  (CONTINUED)

                            FINANCIAL INFORMATION

                      SHARON ENERGY LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    (Unaudited-Expressed in U.S. dollars)

                                                      THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------
CASH FROM OPERATING ACTIVITIES:                            1998           1997
                                                      ---------------------------
  Net loss                                              $(209,993)     ($228,040)
  Noncash expenses and revenues included in net loss
     Depreciation, depletion and amortization               4,476         20,530
     Unsuccessful exploration, net                        214,089         60,164
     Cost of properties sold                                    -        245,175
  (Increase) in accounts receivable                      (245,230)      (170,577)
  Decrease in prepaid drilling costs                      358,299              -
  (Increase) in prepaid expenses                          (21,065)             -
  Increase (decrease) in accounts payable                 (28,764)       275,289
  Increase (decrease) in advances from
    industry participants                                       -        167,462
  (Decrease) in taxes payable                                (196)        (2,263)
  (Decrease) in deferred rent                              (6,979)        (4,384)
                                                      ---------------------------
     Net cash used for operating activities                64,637        363,356
                                                      ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                  51,839              -
  Proceeds from note payable                              204,090
                                                      ---------------------------
 Net cash provided by financing activities                255,929              -
                                                      ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas producing activities                       (341,379)      (246,803)
  Proceeds from sale of properties                          2,859              -
  Acquisition of furniture, fixtures and equipment         (2,307)             0
                                                      ---------------------------
     Net cash used for investing activities              (340,827)      (246,803)
                                                      ---------------------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    (20,261)       116,553

CASH AND CASH EQUIVALENTS, beginning of period             78,525        341,464
                                                      ---------------------------
CASH AND CASH EQUIVALENTS, end of period                $  58,264       $458,017
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

                            FINANCIAL INFORMATION

                      SHARON ENERGY LTD. AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Note 1. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and March 31, 1998 of Sharon Energy Ltd. and its subsidiary (the "Company") and the results of its operations and its cash flows for the three month periods ended
          June 30, 1998 and 1997. The accounting policies followed by the Company and other relevant financial statement footnotes are set forth in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1998.


Note 2. The results of operations for the three months ended June 30, 1998 may not necessarily be indicative of the results of operations that may be incurred for the entire fiscal year.


Note 3. Earnings per share are computed by dividing net income by the summation of the weighted average number of common shares outstanding during the period and the dilutive effect of outstanding stock options and warrants. However, in the quarters ended June 30, 1998 and 1997, no consideration was given as their effects would be antidilutive or immaterial. Earnings per share, basic and diluted, would not differ materially if reported on a pro forma basis in conformance with Financial Accounting Standards No. 128 "Earnings Per Share."

Note 4. The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. These consolidated financial statements would not be materially different if they had been prepared using generally accepted accounting principles in the United States under Statement of Financial Accounting Standards ("SFAS") 109 and 121. The provisions of SFAS 109 and 121 do not comply with GAAP in Canada and have not been adopted by the Company. The difference in accounting methods would result in no impact to the Company's Consolidated Statement of Operations for the three month period ended June 30, 1998. However, for U.S. GAAP purposes, the Company would reflect a deferred tax which would be fully reserved for with a valuation allowance as it is more likely than not that the deferred tax asset would not be utilized at June 30, 1998. The net deferred tax asset would consist primarily of carryover statutory depletion and U.S. net operating loss carryforward.

                                     PART I

                                  -CONTINUED-


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital surplus was $134,453 at June 30, 1998 compared to a surplus of $421,848 at March 31, 1998. The Company's working capital decreased due to expenditures in connection with the Company's oil and gas producing and exploration activities as more fully described below.

      Exploration drilling is planned during fiscal 1999 on the Company's prospects. Management anticipates that the Company's will participate in exploratory wells in California, Colorado and Illinois. The Company's participation in the wells will have to be funded from working capital, cash flow, loans or additional equity financings, the availability of which cannot be assured.

      During the quarter ended June 30, 1998, the Company drilled one exploratory well in its South Lakeside Prospect located in Louisiana. The well was completed as a dry hole at an estimated cost of $176,000 net to the Company's 7% working interest.

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

RESULTS OF THREE MONTHS STATEMENT OF OPERATIONS

      During the three months ended June 30, 1998, the Company experienced an increase in oil and gas revenues as compared to the prior year period due to the addition of two producing wells in the Merlin Prospect in California.

      Oil and gas sales for the three months ended June 30, 1998 were $123,497 compared to $22,725 for the three months ended June 30, 1997, a 443% increase. Company net oil production totaled 0 bbls. in the latest three months as compared to 501 bbls. during the prior year three month period, a 100% decrease. The decrease in oil production occurred due to the disposition of all of the Company's oil producing properties. Gas production increased from 6,505 mmbtu in the prior year period to 59,226 MMBtu in the three months ended June 30, 1998, an 800% increase due to the addition of producing wells as mentioned above. The average gas price received in the latest period was $2.08 per MMBtu as compared to $1.93 per MMBtu in the prior year period, an 8% increase.

      During the three months ended June 30, 1997, the Company sold working interests in three producing gas wells located in Colorado. Total cash proceeds to be realized were $230,000. The gross proceeds from this transaction are recorded as sales of oil and gas properties. The Company had net remaining unamortized costs associated with the properties sold of $245,175 which were recorded as cost of properties sold. The Company made property dispositions totaling $2,589 during the latest quarter ended June 30, 1998.

      General and administrative expenses for the three months ended June 30, 1998 and 1997 were $88,852 and $127,453, respectively, a $38,601 or 30%
decrease. The reasons for the decrease were cost cutting measures implemented by management, primarily in personnel reductions.

      Oil and gas production expenses (lease operating and production tax expense combined) for the three months ended June 30, 1998 and 1997 were $8,165 and $16,180, respectively. The primary reason for the decrease was due to lower lifting costs associated with the recent new wells completed in the Company's Merlin Prospect in California.

      Unsuccessful exploration expense increased from $61,652 last year to $214,089 in the current period due primarily to the costs associated with the Company's unsuccessful Louisiana well. Geologic and geophysical costs and delay rentals increased from $13,200 in the prior year period to $20,591 in the latest three month period due to increased delay rental expense and geologic expenditures.

COMPANY OUTLOOK

      As noted above, the Company has taken steps to reduce its overhead expenditures. Despite the cost reductions, continued operating losses are anticipated. The Company follows the successful efforts method of accounting which requires it to charge the cost of exploratory dry holes and leasehold abandonments to operations in the period incurred. In addition, all geological and geophysical costs and delay rentals are expensed immediately when incurred, regardless of whether they result in a commercially successful discovery of hydrocarbons. The Company's continued heavy emphasis on petroleum exploration will likely result in significant charges to current and future operations.

      Management intends to use the Company's existing working capital to fund prospect acquisition, exploration, exploitation, development and Company overhead requirements. The Company is evaluating additional prospects which management considers prospective.

                                    PART II

                               OTHER INFORMATION

NONE.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SHARON ENERGY LTD.




Date:  August 7, 1998                   By: /s/ Jack S. Steinhauser
                                            ------------------------------
                                            Jack S. Steinhauser
                                            President, Chief Financial Officer
                                            and Chief Accounting Officer